Form 10QSB
period 2007-05-31
Trip Tech Inc
filed 2007-07-13
CIK 1397966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-142908

TRIP TECH, INC.
(Exact name of registrant as specified in its charter)

Texas	20-5933927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12841 Jones Road, Suite 208, Houston, Texas 77070	77070
(Address of principal executive offices)	(Zip Code)

(614)306-2938
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 11, 2007: 10,190,000 shares of common stock.

TRIP TECH, INC.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

 PART I -    FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIP TECH, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (Unaudited)

	May 31,	February 28,
	2007	2007
ASSETS

Assets
Cash	$66,978	$76,428

TOTAL ASSETS	$66,978	$76,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,300	$500

Total liabilities	2,300	500

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 120,000,000 share authorized, 10,190,000 shares issued and outstanding	10,190	10,190
Additional paid-in capital	84,560	84,560
Deficit accumulated during the development stage	(30,072)	(18,822)
Total Stockholders’ Equity	64,678	75,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,978	$76,428

TRIP TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF EXPENSES
For the Three Months ended May 31, 2007
and for the Periods from November 17, 2006 (Inception)
 through May 31, 2007
(Unaudited)

	Three months
	ended	Inception to
	May 31,	May 31,
	2007	2007

General and administrative	$11,250	$30,072

Net loss	$(11,250)	$(30,072)

Net loss per share:
Basic and diluted	$(.00)

Weighted average shares outstanding:
Basic and diluted	10,190,000	0

TRIP TECH, INC..
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the Three Months ended May 31, 2007 and For the Period from November 17, 2006 (Inception) Through May 31, 2007
(Unaudited)

	Three Months Ended May 31, 2007	Inception to May 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,250)	$(30,072)

Adjustments to reconcile net loss to net cash used in operating activities Changes in:
Accounts Payable	1,800	2,300

NET CASH USED IN OPERATING ACTIVITIES	(9,450)	(27,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	94,750

NET CHANGE IN CASH	(9,450)	66,978
Cash balance, beginning	76,428	0
Cash balance, ending	$66,978	$66,978

SUPPLEMENTAL DISCLOSURES:
Interest paid	$0	$0
Income taxes paid	$0	$0

TRIP TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Trip Tech, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trip Tech’s Annual Report filed with the SEC on form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form SB-2 have been omitted.

Item 2.  Management Discussion and Analysis

The following information specifies certain forward-looking statements of management of the Company.  Forward-looking statements are statements that estimate the happening of future events are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of these forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview

We were incorporated in Texas on November 17, 2006 to enter the on line travel industry and establish a large scale, full service, on line travel company.

We are a development stage internet-based travel company.  Our development period is planned to be executed in three stages.  We are currently in our initial stage where we are operating with a functional “branded” travel website

Following a successful completion of Stage I and contingent on a proposed capital raise to finance Stage II, we plan to expand our operation and business by acquiring an ARC-based travel agency, adding a travel-experienced management team with existing relationships with global travel providers, and upgrading our technology platform geared to aggregating and distributing travel products on a large scale basis.

Following the successful completion of Stage II, and contingent on raising the required capital, in Stage III, we plan to concentrate our resources on creating and expanding strategic relationships with travel suppliers to offer our own branded products, as well as marketing our own travel website solution to other agencies.

Gene Thompson, our founding principal and sole officer and director, has an operational background in the hospitality industry, and he has done extensive research on the travel industry and has gained working knowledge in travel agency operations in the year prior to developing Trip Tech.

The financial statements included elsewhere in this prospectus have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  However, we have not generated any operating revenue, expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

Plan of Operations

During the next twelve to thirty six months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Stage I - Corporate Formation / Branded Website Design & Installation

We are presently in our first stage of development. This phase is estimated to be completed in the next  twelve months. During this time, we  are establishing our corporate existence as a publicly held corporation, raising founder capital, and designing/installing a functional “branded” travel website. Our initial travel website, www.triptechfares.com, was officially launched on May 10, 2007. It offers air, hotel, and car fares to other travel agencies and directly to the public through a transparent interface with a tier I travel consolidator (Fare Buzz) that provides the product and booking engine. Also, cruises, vacation packages, tours, and travel promotions will be offered through our affiliation with Passport Online and its electronic leisure travel research, shopping, and marketing program, “VacationPort”.

WebQuarter Design, our proposed web development partner to develop our website solution for sale , has been contracted to design and install our initial branded travel website and interface with Fare Buzz’s booking engine. Work began on the project in early January 2007, and itwas completed on May 10,  2007. The cost of the project is a fixed fee of $ 5,000, with $ 3,000 paid on the signing of the agreement, and the balance of $2,000 paid at product launch. The website  is copyrighted, and the site along with all related materials  are the property of Trip Tech.

This phase of our development is designed to attract a modest level of business aimed at reaching a breakeven and to create customer awareness of Trip Tech as a branded on line travel company. The development budget for the design, installation, and operation of our initial website for the first twelve (12) months of operation is estimated to be $ 30,000, which is being provided by our founding principal and shareholders. A breakdown of the estimated development costs for our initial website design and installation, and 12 months of operation are as follows:

•	Website hosting and support	3,000
•	Website marketing and promotion	7,500
•	Advertising	5,000
•	Miscellaneous	2,500
•	Legal & accounting costs	12,000
	Total	$30,000

Under this revenue model, we are operating as an agent for our consolidator,  offering  fares to other agencies and the public via our initial travel website. Revenues for air, hotels, and cars are derived in the form of commissions and markups on our Consolidator’s fares.   Revenues on cruises, tours, and vacation packages are earned in commissions directly from our selected travel suppliers. Revenues are expected to be minimal as there are no marketing funds to draw users to the site during this stage of operation.

Markups are determined strictly by us, and we will change our markups from time to time to adjust to market conditions. In an attempt to maximize revenues, we feature higher ticket travel products, such as international air, business and first class fares, cruises, and vacations packages in specials displayed and accessed on our website homepage. Marketing in our first stage is planned to primarily be word-of-mouth to business associates, family and social acquaintances, and by email campaigns to travel agencies and the public. We expect to operate at a loss during our initial development/operating period.

Office space, equipment, and administrative services are provided by our accounting firm. No salaried employees will be engaged during this period. Our founding principal is the Company’s only officer, and he will provide the resources to execute our plans in this phase of operation. No salary is planned to be paid to the founding principal or any other employees until growth capital would be raised in planned subsequent development stages and cash flow from operations allow it.

For customer service and call in sales, we utilize a single home-based travel agent who will be compensated on a contract basis from any bookings created exclusively by the agent on an equal commission split. We provide our home-based agent with an 800 phone line and internet service to access our website for sales to the agent’s customers, and our agent will be available to all customers for customer service. Customer service is expected to be minimal during this stage due to the automated nature of the website and the anticipated low level of site usage.

Stage II - Custom Technical Platform & ARC-Agency Acquisition

Contingent on the successful completion of stage 1 and a proposed capital raise to finance our planned activities, in our second stage, we plan to aggressively expand our operation and business. This phase of development is planned to be completed in 12 to 18 months. Our expansion would be accomplished by acquiring an ARC-based travel agency, adding a travel-experienced management team with existing relationships with global travel providers, and upgrading our technology platform geared to aggregating and distributing travel products on a large scale basis. We intend to seek ARC-accredited (Airline Reporting Corporation - oversees the tracking and payment from travel agency to airline, originally created by the airlines to distribute their products) agencies operating around a breakeven that can be acquired at a bargain price, expanded profitably, and have management capable of assisting in our remaining development stages and growth plan.

Revenues and earnings are anticipated to rise significantly during phase II as, (1) marketing funds would be expended to draw users to the site and call-ins to the ARC agency, and (2) our upgraded technology platform would generate additional revenues from aggregated sources and allow a high volume of transactions in an automated process while containing overhead. Revenues would be derived from markups on all fares. Capital requirements are estimated to be approximately $ 300,000 and would be allocated as follows:

•	Design and installation of upgraded technical platform	$175,000
•	Acquisition of ARC agency	50,000
•	Office/communication equipment	25,000
•	On line marketing systems	50,000

	Total	$300,000

Stage III - Branded Travel Products, Travel Website Solution, and Corporate Distribution Channel

Contingent on the successful completion of stage 2 and raising the necessary capital, we plan to enter into our third and final development period. During our final stage, we plan to upgrade our business model and concentrate on creating and expanding strategic relationships directly with travel suppliers that would allow us to offer our own branded products. In addition, we plan to establish a business to corporate distribution channel. As a retailer, we plan to buy contracts from travel vendors in bulk and at discounts that would allow lower fares to be offered to our customers, potentially increasing our volume and margins. In partnership with WebQuarter we hope to market a full service web site solution to other travel agencies and earn license fees or royalties.

Capital requirements are estimated to be $ 1.2 million for this phase of operation and would be allocated as follows:

•	Branded product development	$100,000
•	Travel site development/marketing	1,000.000
•	Corporate channel development	100,000

	Total	$1,200,000

Results of Operations

For the period from inception through May 31, 2007, we had no revenue. Expenses for the period totaled $11,250 resulting in a loss of $11,250. Expenses of $11,250 for the period consisted entirely of general and administrative costs.

Capital Resources and Liquidity

As of May 31, 2007 we had $66,978 in cash. Our general and administrative expenses are expected to average less than $3,000 per month for the next 12 months. As of May 31, 2007 we have received a total of $94,750 from financing activities from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and expected revenues. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately
$ 30,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees. If financing is received, we may add additional management and customer service personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that, depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of our internet-based leisure travel products and services to cover our operating expenses.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2007.   Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending May 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits.

(a)          Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRIP TECH, INC.
Registrant

Date: July 11, 2007	By:/s/ Gene Thompson
Gene Thompson
President, Chief Executive Officer,
Chairman of Board of Directors