Form 10QSB
period 2007-08-31
Trip Tech Inc
filed 2007-10-12
CIK 1397966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2007
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
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 4, 2007: 10,190,000 shares of common stock.

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

 PART I -    FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIP TECH, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	August 31,	February 28,
	2007	2007
ASSETS

Assets
Cash	$47,307	$76,428

TOTAL ASSETS	$47,307	$76,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$-	$500

Total liabilities	-	500

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 120,000,000 share authorized,
10,190,000 shares issued and outstanding	10,190	10,190
Additional paid-in capital	84,560	84,560
Deficit accumulated during the development stage	(47,443)	(18,822)
Total Stockholders’ Equity	47,307	75,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,307	$76,428

See accompanying notes to financial statements.

TRIP TECH, INC.
          (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
For the Three and Six Months ended August 31, 2007
and for the Periods from November 17, 2006 (Inception)
Through August 31, 2007
(Unaudited)

	Three Months Ended	Six Months Ended	Inception to
	August 31,	August 31,	August 31,
	2007	2007	2007

Revenues	$15	$15	$15

General and administrative	$17,386	$28,636	$47,458

Net loss	$(17,371)	$(28,621)	$(47,443)

Net loss per share:
Basic and diluted	$(.00)	$(.00)	n/a

Weighted average shares outstanding:
Basic and diluted	10,190,000	10,190,000	n/a

See accompanying notes to financial statements.

TRIP TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months ended August 31, 2007
 and For the Period from November 17, 2006 (Inception)
 Through August 31, 2007
(Unaudited)

	Six Months Ended	Inception to
	August 31,	August 31,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,621)	$(47,443)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts Payable	(500)	-

NET CASH USED IN OPERATING ACTIVITIES	(29,121)	(47,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	94,750

NET CHANGE IN CASH	(29,121)	47,307
Cash balance, beginning	76,428	-
Cash balance, ending	$47,307	$47,307

SUPPLEMENTAL DISCLOSURES:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

TRIP TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Trip Tech, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trip Tech’s Annual Report filed with the SEC on form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal 2007 as reposted in the form SB-2 have been omitted.

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

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  However, we have not generated any operating revenue, expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

WebQuarter Design, our proposed web development partner to develop our website solution for sale , has been contracted to design and install our initial branded travel website and interface with Fare Buzz’s booking engine. Work began on the project in early January 2007, and it was completed on May 10, 2007. The cost of the project is a fixed fee of $5,000, with $ 3,000 paid on the signing of the agreement, and the balance of $2,000 paid at product launch. The website is copyrighted, and the site along with all related materials are the property of Trip Tech.

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

Capital requirements are estimated to be $ 1.2 million for this phase of operation and would be allocated as follows:

•	Branded product development	$100,000
•	Travel site development/marketing	1,000,000
•	Corporate channel development	100,000

	Total	$1,200,000

Results of Operations

For the period from inception through August 31, 2007, we had $15 in revenue. Expenses for the three month  period ending August 31, 2007 totaled $17,386 resulting in a loss of $17,371.  Expenses of $17,386 for the same period consisted entirely of general and administrative costs.

Capital Resources and Liquidity

As of August 31, 2007 we had $47,307 in cash. Our general and administrative expenses are expected to average less than $ 2,500 per month for the next 12 months. As of August 31, 2007 we have received a total of $94,750 from financing activities from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

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

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $30,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees. If financing is received, we may add additional management and customer service personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, in consideration of the fact that we have no employees besides our president, our president and sole officer concluded that our company's disclosure controls and procedures are not effective. Through the use of external consultants the company believes that the financial statements and the other information presented herewith are materially correct.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

TRIP TECH, INC.
Registrant

Date: October 12, 2007	By:/s/ Gene Thompson
Gene Thompson
President, Chief Executive Officer,
Chairman of Board of Directors