Form 10QSB
period 2007-11-30
Trip Tech Inc
filed 2008-01-14
CIK 1397966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-142908

TRIP TECH, INC.
(Exact name of registrant as specified in its charter)

Texas	20-5933927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12841 Jones Road, Suite 208, Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)

(614) 306-2938
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
 Yes ☒No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 10, 2008 10,190,000 shares of common stock.

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

 PART I -    FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIP TECH, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	November 30,	February 28,
	2007	2007
ASSETS

Assets
Cash	$44,077	$76,428

TOTAL ASSETS	$44,077	$76,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$-	$500

Total liabilities	-	500

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 120,000,000 share authorized, 10,190,000 shares issued and outstanding	10,190	10,190
Additional paid-in capital	84,560	84,560
Deficit accumulated during the development stage	(50,673)	(18,822)
Total Stockholders’ Equity	44,077	75,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,077	$76,428

See accompanying notes to financial statements.

TRIP TECH, INC.
          (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
For the Three and Nine Months ended November 30, 2007
and for the Periods from November 17, 2006 (Inception)
Through November 30, 2007
(Unaudited)

	ThreeMonths Ended	NineMonths Ended	Inception to	Inception to
	November 30,	November 30,	November 30,	November 30,
	2007	2007	2006	2007

Revenues	$0	$15	$0	$15

General and administrative	$3,230	$31,866	$0	50,688

Net loss	$(3,230)	$(31,851)	$0	(50,673)

Net loss per share:
Basic and diluted	$(.00)	$(.00)	n/a	n/a

Weighted average shares outstanding:
Basic and diluted	10,190,000	10,190,000	n/a	n/a

See accompanying notes to financial statements.

TRIP TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months ended November 30, 2007
 and For the Period from November 17, 2006 (Inception)
 Through November 30, 2007
(Unaudited)

	Nine Months Ended	Inception to	Inception to
	November 30,	November 30,	November 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,851)	$0	(50,673)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accounts Payable	(500)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(32,351)	0	(50,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	40,000	94,750

NET CHANGE IN CASH	(32,351)	40,000	44,077
Cash balance, beginning	76,428	-	-
Cash balance, ending	$44,077	$40,000	44,077

SUPPLEMENTAL DISCLOSURES:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

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

Note 2— RECENT ACCOUNTING PRONOUNCEMENT

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective March 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

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

Plan of Operations

During the next twelve to thirty six months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Stage I - Corporate Formation / Branded Website Design & Installation

We are presently in our first stage of development.  During the past twelve months, we have established our corporate existence as a publicly held corporation, raised founder capital, and designed / installed a functional “branded” travel website. Our initial travel website, www.triptechfares.com, was officially launched on May 10, 2007.

It offers air, hotel, and car fares to other travel agencies and directly to the public through a transparent interface with a tier I travel consolidator (Fare Buzz) that provides the product and booking engine. Also, cruises, vacation packages, tours, and travel promotions are offered through our affiliation with Passport Online and its electronic leisure travel research, shopping, and marketing program, “VacationPort”.

WebQuarter Design, our proposed web development partner to develop our website solution for sale in a planned later development stage , was contracted to design and install our initial branded travel website and interface with Fare Buzz’s booking engine. Work began on the project in early January 2007, and it was completed on May 10, 2007. The cost of the project was a fixed fee of $5,000, with $ 3,000 paid on the signing of the agreement, and the balance of $2,000 paid at product launch. The website is copyrighted, and the site along with all related materials are the property of Trip Tech.

This phase of our development is designed to attract a modest level of business aimed at reaching a breakeven and to create customer awareness of Trip Tech as a branded on line travel company. The development budget for the design, installation, and operation of our initial website for the first twelve (12) months of operation was approximately $ 30,000, which was provided by our founding principal and shareholders. A breakdown of the estimated development costs for our initial website design and installation, and 12 months of operation are as follows:

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

Markups are determined strictly by us, and we may change our markups from time to time to adjust to market conditions. In an attempt to maximize revenues, we feature higher ticket travel products, such as international air, business and first class fares, cruises, and vacations packages in specials displayed and accessed on our website homepage. Marketing in our first stage is planned to primarily be word-of-mouth to business associates, family and social acquaintances, and by email campaigns to travel agencies and the public. We expect to operate at a loss during our initial development/operating period.

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

For customer service and call in sales, we utilize a single home-based travel agent who is compensated on a contract basis from any bookings created exclusively by the agent on an equal commission split. We provide our home-based agent with an 800 phone line and internet service to access our website for sales to the agents’ customers, and our agent is available to all of our clients for customer service. Customer service continues to be minimal during this stage due to the automated nature of the website and the low level of site usage.

Stage II - Custom Technical Platform & ARC-Agency Acquisition

Contingent on the successful completion of stage 1 and a proposed capital raise to finance our planned activities, in our second stage, we plan to aggressively expand our operation and business. This phase of development is planned to be completed in 12 to 18 months after the completion of Stage I. Our expansion would be accomplished by acquiring an ARC-based travel agency, adding a travel-experienced management team with existing relationships with global travel providers, and upgrading our technology platform geared to aggregating and distributing travel products on a large scale basis. We intend to seek ARC-accredited (Airline Reporting Corporation - oversees the tracking and payment from travel agency to airline, originally created by the airlines to distribute their products) agencies operating around a breakeven that can be acquired at a bargain price, expanded profitably, and have management capable of assisting in our remaining development stages and growth plan.

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

In addition, we plan to establish a business to corporate distribution channel. As a retailer, we plan to buy contracts from travel vendors in bulk and at discounts that would allow lower fares to be offered to our customers, potentially increasing our volume and margins. In partnership with WebQuarter we hope to market a full service web site solution to other travel agencies and earn license fees, or royalties.

Capital requirements are estimated to be $ 1.2 million for this phase of operation and would be allocated as follows:

•	Branded product development	$100,000
•	Travel site development/marketing	1,000,000
•	Corporate channel development	100,000

	Total	$1,200,000

Results of Operations

For the period from inception through November 30, 2007, we had $15 in revenue. Expenses for the three month period ending November 30, 2007 totaled $3,230 resulting in a loss of $3,230.  Expenses of $3,230 for the same period consisted entirely of general and administrative costs.

Capital Resources and Liquidity

As of November 30, 2007 we had $44,077 in cash. Our general and administrative expenses are expected to average less than $2,500 per month for the next 12 months. As of November 30, 2007 we have received a total of $94,750 from financing activities from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

We have been able to satisfy our cash requirements in the next twelve months from our cash reserves. However, completion of our plan of operation is subject to attaining adequate revenue and raising additional equity capital. We cannot assure investors that adequate revenues will be generated or equity capital can be raised. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, in consideration of the fact that we have no employees besides our president, our president and sole officer concluded that our company's disclosure controls and procedures are not effective. Through the use of external consultants the company believes that the financial statements and the other information presented herewith are materially correct.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

TRIP TECH, INC.
Registrant

Date: January 14, 2008	By:/s/ Gene Thompson
Gene Thompson
President, Chief Executive Officer,
Chairman of Board of Directors