Form 10KSB
period 2008-02-29
Trip Tech Inc
filed 2008-03-28
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $59

Aggregate market value of the common stock held by non-affiliates of the Company as of March 27, 2008: $547,500

Number of shares of the registrant’s common stock outstanding as of March 27, 2008:  10,190,000 shares of Common Stock.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “Trip Tech” or "Company" refer to the operations of Trip Tech, Inc., a Texas corporation.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Trip Tech discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.
PART I

Item 1.    Description of Business.

Background

We were incorporated in the state of Texas on November 17, 2006   for the purpose of  entering the on line travel industry and establishing a large scale, full service, on line travel company. We are a development stage internet-based travel company. Our development period is planned to be executed in three stages. We are currently in our initial stage where we have  installed a functional “branded” travel website (www.triptechfares.com) with the product and booking engine provided by a major consolidator and leading leisure travel shopping network.

Following a successful completion of Stage I and a proposed capital raise to finance Stage II, we plan to expand our operation and business by acquiring an ARC-based travel agency (Airline Reporting Corporation )(oversees the tracking and payment from travel agency to airline, originally created by the airlines to distribute their products), adding a travel-experienced management team with existing relationships with global travel providers, and upgrading our technology platform geared to aggregating and distributing travel products on a large scale basis.

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

Strategy

We plan to seize the opportunity to develop a successful on line travel company by providing the proper technology, marketing, capital, and travel-experienced management to implement our plan. Initially, capital has been provided by our founding principals and shareholders funding initial development and startup costs. Subsequently, funds to finance growth and working capital is planned to be provided by private or public placement offerings in the form of debt or equity.

We plan to offer a full complement of travel products to be rolled out at various stages of our development, including: international and domestic air, cars, hotels, cruises, vacation packages, tour packages, last minute deals, business / first class rates, trip insurance, and corporate travel.

The basic strategy is to make available the best products and services in a one-stop-shopping venue.  Products  are currently available  initially via a third party travel consolidator and a retail travel marketing system, and in subsequent steps through an internet-based travel aggregator/distribution system, and ultimately through strategic relationships with global travel suppliers.

Products and Services

Our travel suppliers are airlines, including air consolidators that purchase bulk seats on major carriers and resell air travel at reduced pricing, property management vendors and suppliers, such as hotels, resorts, vacation lodgings, car rental agencies, and tour operators.

Our  buyers are other travel agencies and North American domestic and international travelers with a U.S.-based credit card payment form. In our initial development stage, we are focusing on the leisure travel market, and in our planned later development stage we intend to pursue the corporate travel market and market our web solutions to other travel agencies.

Our core travel products are:

Domestic and international air
Cars
Hotels
Cruises
Tours
Vacation packages

In addition to our suite of leisure and corporate travel products, we plan to roll out our own end-to-end travel website solution to other travel agencies in affiliation with our web design company in our final stage of development.

Marketing

We plan to use primarily interactive marketing media with a mix of traditional methods to be rolled out at various stages of our development and as marketing funds are made available from our planned capital raises. Marketing resources are designed to attract customers to our site, convert potential buyers to a sale, and develop a return customer. In our first stage of development, marketing is primarily word-of-mouth to business associates, family and social acquaintances, and by email campaigns to travel agencies and the public.

Agreements/Suppliers

In order to obtain and distribute travel products, we have entered into agreements with travel suppliers, consolidators, and travel-related software providers, as described below:

Fare Buzz

Fare Buzz is a major travel consolidator with travel vendor affiliations which provides us access to air, hotel, and car rental travel products and services via their booking engine link to our travel website. We entered into a license agreement with Fare Buzz in January 2007. The agreement is for twelve months and renews automatically.

Passport Online

Passport is a leisure travel electronic network that connects travel suppliers to consumers via the websites and emails of leading travel agents and consortia. Passport’s software system “VacationPort” is a leading electronic leisure travel research, shopping, and marketing program. We entered into a subscription agreement with Passport Online in March 2007, allowing us access (via VacationPort) to cruises, vacation packages, and related travel promotional content directly from global suppliers.

WebQuarter Design

Webquarter is a boutique website design and e-commerce solution company. We entered into an agreement with WebQuarter in January 2007 to design and install our initial branded travel website (www.triptechfares.com) and interface with Fare Buzz VacationPort, and selected travel suppliers.  WebQuarter has the technical expertise and working knowledge of the travel industry to partner with us through all three phases of our development.

Development Stages

We are currently in the first of a three stage development period. During this initial stage, we are featuring published and non-published, domestic and international air, car, and hotel fares via our original “branded” website (www.triptechfares.com) and interface with a major travel consolidator booking engine, Fare Buzz. Fare Buzz (www.farebuzz.com) is a major travel consolidator with travel vendor affiliations, and they provide their travel products and a robust booking engine exclusively to U. S. - based travel agencies on a low-cost license agreement basis. Fare Buzz was an economical solution to put us in the internet booking business in a short period of time through a seamless, transparent interface with their booking engine.

As cruise and vacation packages are popular and carry higher commission rates compared to air, cars, and hotels, our initial travel website  also offers cruise and vacation products, as well as travel promotions through our affiliation with Passport Online.

Passport Online (via its travel software system “VacationPort”) also has marketing tools that allow us to create email marketing campaigns around a database of travel promotions. This feature has proven to be very useful to us in our initial development stage to promote products and draw users to our site, in the absence of a marketing budget. Branded products (travel contracts purchased directly from travel providers at a discount, marketed and sold as a travel agency’s own product) are planned to be added in stage III, as travel supplier relationships are established and expanded.

Many factors have been put in place to distinguish us from other on line travel agencies, including, our easy to find and use travel site, low fares, and easy access to live customer support .In addition, we plan to market and sell an end-to-end travel website solution to other travel agencies, in an attempt to set us apart from other travel agencies and consolidators, as we believe no other travel company is currently offering such a product. We plan to develop and offer our proposed travel website solution to travel agencies in the U.S. initially and worldwide ultimately through an affiliation with our website design company, “WebQuarter Design”.

We believe that WebQuarter has the technical expertise and working knowledge of the travel industry to provide us website design, maintenance, and site promotion services, through all phases of our development.

The website solution would be modeled after our own stage II travel site, which is planned to be a custom travel website with our own internet booking engine (IBE) that interfaces with multiple Global Distribution Systems (GDS - an international software reservation system that allows qualified travel companies access to air fares and schedules and travel suppliers) Revenues from this additional product line would be generated in the form of license fees from user agencies.

The market for this product is anticipated to be scalable as many travel agencies do not have their own travel website or interface with travel sources that can be attained in a short period of time at a low cost. .

Revenues for air, hotels, and cars are derived in the form of commissions and markups on the Consolidator‘s fares. Revenues on cruises, tours, and vacation packages are earned as commissions directly from our selected travel suppliers. Revenues have been minimal as there are no marketing funds to draw users to the site during our initial stage of operation. Markups are determined strictly by us, and our markups are changed from time-to-time to adjust to market conditions.

Competition

Coupled with the increasing utilization of internet travel booking and sophisticated travel automation and marketing systems, there appears to be opportunity for new internet-based travel companies with the capital and ability to leverage technology, to aggregate and distribute travel products for source travel providers for the foreseeable future.

Although the on line travel industry is dominated by big players such as Expedia, Priceline, Orbitz, and Travelocity, we see an opportunity in a market for a one-stop-shop travel company, equipped with the proper technology, marketing, and management, to generate significant revenues and investor returns. Unlike many major online competitors, our travel website is easy to find, easy to use, and supported by easy to contact travel-experienced professionals for travel planning.

Our other direct competitors are U.S.-based travel agencies. Since 9/11 many travel agencies have closed and home-based businesses have increased. Medium-sized agencies are consolidating or joining consortiums. We believe that our ability to provide adequate capital and leverage technology to provide best prices and services to our customers will allow us to compete with other small to mid-size travel agencies.

Employees

Mr. Thompson is currently our only employee, and we are dependent on his ability to execute our plan through our initial development stage. Specifically, no salaried employees have been engaged during this period. Moreover, no salary is planned to be paid to the founding principal or any other employees until growth capital would be raised in subsequent development stages and cash flow from operations allow it.

In our initial development stage, for customer service and call in sales, we utilize a single home-based travel agent who  is compensated on a contract basis from any bookings created exclusively by the agent on an equal commission split.

Item 2.    Description of Property.

Our property consists of office space located at 12841 Jones Road, Suite 208, Houston, Texas 77070 Currently this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space. We use such space for no charge from one of our vendors. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.
Item 3.    Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “TPTQ” since July 24, 2007 and currently has a price of $.25 per share.   There has been a limited trading market for our Common Stock since it commenced trading.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of March 27, 2008 in accordance with our transfer agent records, we had 40 record holders of our Common Stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.    Management’s Discussion and Analysis or Plan of Operations.

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

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  However, we have generated a very limited amount of operating revenue, and we expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations. This raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

Plan of Operations

During the next twelve to thirty six months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Stage I - Corporate Formation / Branded Website Design & Installation

We are presently in our first stage of development.  Since our inception on November 2006, we have established our corporate existence as a publicly held corporation, raised founder capital, and designed / installed a functional “branded” travel website. Our initial travel website, www.triptechfares.com, was officially launched on May 10, 2007.

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

WebQuarter Design, our proposed web development partner to develop our website solution for sale in a planned later development stage, was contracted to design and install our initial branded travel website and interface with Fare Buzz’s booking engine. Work began on  the project in early January 2007, and it was completed on May 10, 2007. The cost of the  website was a fixed fee of $5,000, with $ 3,000 paid on the signing of the agreement, and the balance of $2,000 paid at product launch. The website is copyrighted, and the site along with all related materials are the property of Trip Tech.

This phase of our development is designed to attract a modest level of business aimed to hopefully reach a breakeven and to create customer awareness of Trip Tech as a branded on line travel company. The development budget for the design, installation, and operation of our initial website for the first twelve (12) months of operation was approximately $ 30,000, which was provided by our founding principal and shareholders. A breakdown of the estimated development costs for our initial website design and installation, and 12 months of operation are as follows:

·	Website hosting and support	3,000
·	Website marketing and promotion	7,500
·	Advertising	5,000
·	Miscellaneous	2,500
·	Legal & accounting costs	12,000
	Total	$30,000

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

Markups are determined strictly by us, and we may change our markups from time to time to adjust to market conditions. In an attempt to maximize revenues, we feature higher ticket travel products, such as international air, business and first class fares, cruises, and vacations packages in specials displayed and accessed on our website homepage. Marketing in our first stage is  primarily word-of-mouth to business associates, family and social acquaintances, and by email campaigns to travel agencies and the public. We expect to continue to operate at a loss during our initial development/operating period.

Office space, equipment, and administrative services are provided by a vendor. No salaried employees have been engaged during this period. Our founding principal is the Company’s only officer, and he will provide the resources to execute our plans in this phase of operation. No salary is planned to be paid to the founding principal or any other employees until growth capital would be raised in planned subsequent development stages and cash flow from operations allow it.
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

Revenues and earnings are anticipated to rise significantly during phase II as, (1) marketing funds would be expended to draw users to the site and call-ins to the ARC agency, and (2) our upgraded technology platform would generate additional revenues from aggregated sources and allow a high volume of transactions in an automated process while containing overhead. Revenues would be derived from markups on all fares. Capital requirements are estimated to be approximately $ 300,000 and would be allocated as follows:

·	Design and installation of upgraded technical platform	$175,000
·	Acquisition of ARC agency	50,000
·	Office/communication equipment	25,000
·	On line marketing systems	50,000

	Total	$300,000

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

Capital requirements are estimated to be $ 1.2 million for this phase of operation and would be allocated as follows:

·	Branded product development	$100,000
·	Travel site development/marketing	1,000,000
·	Corporate channel development	100,000

	Total	$1,200,000

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Results of Operations

For the period from inception through February 29, 2008, we had $59 in revenue. Expenses for the year ended February 29, 2008 totaled $35,024 resulting in a loss of $34,965. Expenses from the period of inception through February 28, 2007 totaled $18,822 resulting in loss of $18,822.   Expenses for the years consisted entirely of general and administrative costs.

Capital Resources and Liquidity

As of February 28, 2008 we had $40,963 in cash. Our general and administrative expenses are expected to average less than $2,500 per month for the next 12 months. From inception through February 29, 2008 we have received a total of $94,750 from financing activities from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

We have been able to satisfy our cash requirements in the last twelve months from our cash reserves. However, completion of our plan of operation is subject to attaining adequate revenue and raising additional equity capital. We cannot assure investors that adequate revenues will be generated or equity capital can be raised. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.                      Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trip Tech, Inc.
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheet of Trip Tech, Inc. (a development stage company) as of February 29, 2008 and the related  statements of operations, stockholders' equity and cash flows for the year ended February 29, 2008 and for the periods from November 17, 2006  (inception) through February 28, 2007 and February 29, 2008. These financial statements are the responsibility of Trip Tech's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Trip Tech’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of Trip Tech Inc. at February 29, 2008, and the results of their operations and their cash flows for the year ended February 29, 2008 and the periods from inception through February 28, 2007 and February 29, 2008, in conformity with accounting principles generally accepted in the United States.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
March 27, 2008

TRIP TECH, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
February 29, 2008

ASSETS
Current assets:
Cash	$40,963

TOTAL ASSETS	40,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	---
Total liabilities	---
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 20 million shares authorized, zero issued and outstanding	--
Common stock, $0.001 par value, 120 million shares authorized, 10,190,000 shares issued and outstanding	10,190
Additional paid in capital	84,560
Deficit accumulated during the development stage	(53,787)
Total stockholders' equity	40,963
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,963

See summary of significant accounting policies and notes to financial statements.

TRIP TECH, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the year ended February 29, 2008, the period from November 17, 2006 (Inception) through February 28, 2007, and the period from November 17, 2006 (Inception) through February 29, 2008

	Year ended February 29, 2008	Inception through February 28, 2007	Inception through February 29, 2008
Revenues	$59	$--	$59
Selling, general, and administrative expenses	35,024	18,822	53,846

Net loss	$(34,965)	$(18,822)	$(53,787)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	10,190,000	9,857,573

See summary of significant accounting policies and notes to financial statements.

TRIP TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
Period from November 17, 2006 (inception) through February 29, 2008
	Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Issuance of common Stock
-Founder for $.005 per share at inception for cash	8,000,000	$8,000	$32,000	$-	$40,000
-Investors at $.025 per share for cash	2,190,000	2,190	52,560		54,750
Net loss	-	-	-	(18,822)	(18,822)
Balance, February 28, 2007	10,190,000	10,190	84,560	(18,822)	75,928
Net loss	-	-	-	(34,965)	(34,965)
Balance, February 29, 2008	10,190,000	$10,190	$84,560	$(53,787)	$40,963

See summary of significant accounting policies and notes to financial statements.

TRIP TECH, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
For the year ended February 29, 2008, the period from November 17, 2006 (Inception) through February 28, 2007, and the period from November 17, 2006 (Inception) through February 29, 2008

	Year ended February 29, 2008	Inception through February 28, 2007	Inception through February 29, 2008
Cash flow from operating activities:
Net loss	$(34,965)	$(18,822)	$(53,787)
Adjustments to reconcile net loss to net cash used in operating activities: Changes in:
Accounts payable	(500)	500	-
Net cash used in operating activities	(35,465)	(18,322)	(53,787)

Cash flow from financing activities
Proceeds from sale of common stock	-	94,750	94,750

Net change in cash	(35,465)	76,428	40,963

Cash, beginning of period	76,428	--	--

Cash, end of period	$40,963	$76,428	$40,963

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	-	-	-

See summary of significant accounting policies and notes to financial statements.

TRIP TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of February 29, 2008

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Organization and Business: Trip Tech, Inc. was incorporated in Texas in November 17, 2006, and we are operating as an on line travel service. Trip Tech has completed its initial branded travel website, and we are selling various leisure travel products via our agreements and technical platform interfaces with a travel consolidator, Fare Buzz, and travel shopping network, Passport Online/VacationPort.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Revenue Recognition: Trip Tech recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when commissions are paid.

Income Taxes: Trip Tech recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Trip Tech provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”   FIN 48 provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. Trip Tech adopted FIN 48 effective March 1, 2007. The adoption did not have a material impact on the financial statements.

Basic and diluted net loss per share: Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recent Accounting Pronouncements: Trip Tech does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Trip Tech’s results of operations, financial position or cash flow.

NOTE 2 - COMMON STOCK

In November 2006, Trip Tech sold 8,000,000 shares of common stock at $.005 to its founder, Gene Thompson for $40,000 cash.

From November 2006 to December 2006, Trip Tech sold 2,190,000 shares of common stock to individuals at $.025 per share for $54,750 cash.

TRIP TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of February 29, 2008

NOTE 3 - INCOME TAXES

Trip Tech uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, Trip Tech incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $53,787 at February 29, 2008, and will expire beginning in the year 2027.

At February 29, 2008, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$8,068
Less: valuation allowance	(8,068)
Net deferred tax asset	$-

NOTE 4 - COMMITMENTS

Trip Tech’s principal office is located at one of its vendors based on a verbal agreement on a rent-free month-to-month basis.

Item 8.                      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being February 29, 2008. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, in consideration of the fact that we have no employees besides our president, our president and sole officer concluded that our company's disclosure controls and procedures are not effective. Through the use of external consultants the company believes that the financial statements and the other information presented herewith are materially correct.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B.   Other Information.

None.

PART III

Item 9.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

NAME	AGE	POSITION

Gene Thompson	59	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

GENE THOMPSON.   Gene Thompson has been our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors since inception. Mr. Thompson is a senior-level financial/administrative professional with extensive experience with privately and publicly help companies in the transportation and hospitality industries. Since 2006 Mr. Thompson has been performing consulting services for investment-related clients, performing services such as business plans, new venture start ups, capital placement, turnaround projects, and SEC reporting. In 2000, Mr. Thompson was appointed Vice President and Chief Financial Officer of Gasel Transportation where he led such company out of judicial reorganization. He was appointed President of Gasel to rebuild its operations and recapitalize it under a proposed acquisition/recapitalization by a larger logistics company.

From 1988 to 1999, Mr. Thompson served in executive positions in the hospitality industry, for top-industry companies, including Treasurer for the largest U. S. camp-resort and full service recreational land developer, National American Corporation (privately held) and its sister company, Thousand Trails (publicly held), Managing Director for a boutique, merchant banking firm, Lantana Capital Corporation, specializing in the acquisition of resort-related contracts receivable and the management of resort properties for third party owners, and General Manager for a northwest Arkansas residential resort community, Holiday Island, where he oversaw all fiscal and operational functions of its five thousand acre facility.

Mr. Thompson received an MBA from the University of Arkansas in 1978.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.                        Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended February 29, 2008 and February 28, 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Gene Thompson President, Chief Executive Officer and Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	8,000,000	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through February 29, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending February 29, 2008, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

For the fiscal year ended February 29, 2008, we did not compensate our director for his services.

Item 11.                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 25, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Gene Thompson 12841 Jones Road, Suite 208 Houston, Texas 77070	8,000,000	78.5%

Common Stock	All executive officers and directors as a group	8,000,000	78.5%

(1)	The percent of class is based on 10,190,000 shares of our common stock issued and outstanding as of March 27, 2008.

Item 12.    Certain Relationships and Related Transactions.

None.

Item 13.                        Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on May 14, 2007

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on May 14, 2007.

14.1	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.     Principal Accounting Fees and Services.

 Audit Fees

For our fiscal years ended February 29, 2008 and 2007, we were billed approximately $12,000 and $4,600, respectively, for professional services rendered for the audit and reviews of our financial statements.
Audit Related Fees

For our fiscal years ended February 2008 and 2007, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended February 2008 and 2007, we did not incur any professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for our fiscal years ended February 2008 and 2007.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIP TECH, INC.

By:	/s/ Gene Thompson
GENE THOMPSON
President, Chief Executive Officer, Chief Financial Officer

Date:	March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gene Thompson	President, Chief Executive Officer,	March 27, 2008
Gene Thompson	Chief Financial Officer