Form 10-Q
period 2008-05-31
Trip Tech Inc
filed 2008-07-15
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

TRIP TECH, INC.
 (Exact name of registrant as specified in Charter

TEXAS	333-142908	20-5933927
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

12841 Jones Road, Suite 208, Houston, Texas  77070
 (Address of Principal Executive Offices)
 _______________

     (614) 306-2938
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of July 7, 2008:  10,190,000 shares of Common Stock.

TRIP TECH, INC.

FORM 10-Q

May 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

PART I – FINANCIAL INFORMATION
 Item 1. Financial Information

TRIP TECH, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	May 31, 2008	February 29, 2008

ASSETS
Current assets:
Cash	$32,754	$40,963
TOTAL ASSETS	$32,754	$40,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	$--	$--
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 20 million shares authorized, zero 0 issued and outstanding	--	--
Common stock, $0.001 par value, 120 million shares authorized, 10,190,000 shares issued and outstanding	10,190	10,190
Additional paid in capital	84,560	84,560
Deficit accumulated during the development stage	(61,996)	(53,787)
Total stockholders' equity	32,754	40,963
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,754	$40,963

See accompanying notes to financial statements.

TRIP TECH, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the three months ended May 31, 2008 and 2007 and the Period from November 17, 2006 (Inception) Through May 31, 2008 (Unaudited)

	Three months ended May 31,		Inception to
	2008	2007	May 31, 2008
Revenues	$--	$--	$59
Selling, general, and administrative expenses	8,209	11,250	62,055

Net loss	$(8,209)	$(11,250)	$(61,996)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	n/a
Weighted average shares outstanding
Basic and diluted	10,190,000	10,190,000	n/a

See accompanying notes to financial statements.

TRIP TECH, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
For the three months ended May 31, 2008 and 2007, and the Period from November 17, 2006 (Inception) through May 31, 2008 (Unaudited)

	Three months ended May 31, 2008	Three months ended May 31, 2007	Inception to May 31, 2008
Cash flow from operating activities:
Net loss	$(8,209)	$(11,250)	$(61,996)
Adjustments to reconcile net loss to net cash used in operating activities: Changes in:
Accounts payable		1,800	-
Net cash used in operating activities	(8,209)	(9,450)	(61,996)

Cash flow from financing activities
Proceeds from sale of common stock	--	94,750	94,750

Net change in cash	(8,209)	9,450	32,754

Cash, beginning of period	40,963	76,428	--

Cash, end of period	$32,754	$66,978	$32,754

Supplemental Disclosures:
Cash paid for interest	$--	$--	$--
Cash paid for taxes	$--	$--	$--

See accompanying notes to financial statements.

TRIP TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Trip Tech, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Trip Tech’s Annual Report filed with the SEC on form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal 2008 as reported in the form 10KSB have been omitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Plan of Operation

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We were previously in discussions with Iggy’s House, Inc. regarding a potential merger or acquisition.  At this time the Company is not proceeding with this transaction. However, the Company is currently engaged in discussions with other companies regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Limited Operating History

We have generated a limited time of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

Results of Operations

The Company had minimal operating income from inception through May 31, 2008. For the quarter ended May 31, 2008, the registrant recognized a net loss of $8,209 and for the period from inception through May 31, 2008, the registrant recognized a net loss of $61,996. Expenses for the quarter were comprised of costs mainly associated with legal and professional fees.

Capital Resources and Liquidity

As of May 31, 2008, we had $32,754 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

Recent Accounting Pronouncements

Trip Tech does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Trip Tech’s results of operations, financial position, or cash flow.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Foreign Currency Exchange Rate Risk

The Company procures products from domestic sources with operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

 Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s sole officer and director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the president, the president and sole director concluded that the Company’s disclosure controls and procedures are not effective.  Through the use of external consultants the company believes that the financial statements and the other information presented herewith are materially correct.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s sole officer and director does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors
None

Item 2. Changes in Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits

(a)            Exhibits

31.1     Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1     Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIP TECH, INC.

Date: July 14, 2008	By:	/s/ Gene Thompson
GENE THOMPSON
President, Chief Executive Officer, Chief Financial Officer