Form 10-Q
period 2008-09-30
Winland Online Shipping Holdings Corp
filed 2008-11-14
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
 (Exact name of registrant as specified in Charter)

TEXAS	333-142908	20-5933927
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

305 Zhongshan Road, Shahekou District, Dalian, The People’s Republic of China 116021

 (Address of Principal Executive Offices)
 _______________

86-411-39660000

 (Issuer Telephone number)
_______________

TRIP TECH, INC.
12841 Jones Road, Suite 208, Houston, Texas  77070 Telephone:  (614) 306-2938

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
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008:  130,000,000 shares of Common Stock.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY KNOWN TRIP TECH, INC.)
AND
SUBSIDIARIES

TABLE OF CONTENTS

Page

CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2008 (CONSOLIDATED AND UNAUDITED) AND DECEMBER 31, 2007 (COMBINED)	F-1 - F-2

UNAUDITED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)	F -3 - F-4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008	F -5

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)	F- 6 - F-7

NOTES TO UNADUITED CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)	F -8 - F- 29

F-i

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
	(Consolidated)	(Combined)
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,556,743	$2,673,258
Accounts receivable	3,148,406	2,642,277
Inventories	2,143,238	1,628,972
Prepayments	1,004,840	3,651,129
Other receivables and other current assets	2,082,321	1,776,272
Deferred tax assets	-	96,151
Due from related parties	3,744,071	41,113,181
Total current assets	17,679,619	53,581,240

Vessels, net	27,220,870	29,586,329
Fixed assets, net	261,845	227,913
Deferred dry dock fees, net	8,380,219	9,937,910
Deposit	-	943,151
Deferred tax assets	-	4,065
Other intangible assets	3,647	3,418
Total long-term assets	35,866,581	40,702,786

TOTAL ASSETS	$53,546,200	$94,284,026

See accompanying notes to the unaudited condensed financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2008	December 31, 2007
	(Consolidated)	(Combined)
	(Unaudited)
CURRENT LIABILITIES
Short-term bank loan	$-	$1,000,000
Current portion of long-term bank loans	2,811,672	2,811,672
Current portion of long-term notes payable	364,917	632,284
Current portion of capital lease obligations	94,117	1,441,925
Accounts payable	4,700,729	6,071,664
Advance from customers	1,777,081	3,118,033
Accrued expenses	1,135,489	1,371,527
Due to related parties	670,461	3,981,289
Deferred tax liabilities	23,636	-
Taxes payable	105,012	146,672
Deferred revenue	75,302	43,369
Other current liabilities	1,872,080	1,161,833
Dividend payable	-	48,213,871
Total current liabilities	13,630,496	69,994,139

LONG-TERM LIABILITIES
Long-term portion of bank loans	6,030,680	8,139,434
Long-term portion of notes payable, net of discount of $45,628 and $50,836 at September 30, 2008 and December 31, 2007, respectively	4,568,563	4,561,400
Deferred tax liabilities	3,695	-
Total long-term liabilities	10,602,938	12,700,834

TOTAL LIABILITIES	24,233,434	82,694,973

SHAREHOLDERS’ EQUITY
Common stock, $0.001 per share; 200,000,000 shares authorized at September 30, 2008; 100,000,000 and 76,925,000 shares outstanding at September 30, 2008 and December 31, 2007, respectively	100,000	76,925
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 1,000,000 shares outstanding at September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Additional paid-in capital	3,351,966	3,342,287
Accumulated other comprehensive income	644,106	375,338
Retained earnings	25,215,694	7,793,503
Total Shareholders’ Equity	29,312,766	11,589,053

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,546,200	$94,284,026

See accompanying notes to the unaudited condensed financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION (FORMERLY TRIP TECH, INC.)
AND SUBSIDIARIES CONDENSED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Consolidated)	(Combined)	(Consolidated)	(Combined)

REVENUES	$22,790,122	$16,629,210	$71,872,448	$52,142,008

COSTS AND EXPENSES
Vessel expenses	13,092,546	9,891,697	45,160,292	31,292,116
Depreciation and amortization	1,886,899	1,901,368	5,655,344	5,476,390
General and administrative expenses	1,702,528	433,538	2,492,468	1,270,011
TOTAL COSTS AND EXPENSES	16,681,973	12,226,603	53,308,104	38,038,517

INCOME FROM OPERATIONS	6,108,149	4,402,607	18,564,344	14,103,491

OTHER INCOME (EXPENSES)

Interest expense, net	(266,404)	(697,960)	(540,129)	(1,497,457)
Other (expense) income, net	(505,367)	69,623	(468,069)	632,769

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,336,378	3,774,270	17,556,146	13,238,803

INCOME TAX EXPENSE	(37,902)	(11,167)	(133,955)	(39,885)

INCOME FROM CONTINUING OPERATIONS	5,298,476	3,763,103	17,422,191	13,198,918

DISCONTINUED OPERATIONS

Gain from disposition of discontinued operation	-	-	-	5,059,985
Loss from discontinued operation	-	-	-	(223,636)

GAIN FROM DISCONTINUED OPERATIONS	-	-	-	4,836,349

NET INCOME	5,298,476	3,763,103	17,422,191	18,035,267

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	89,589	65,783	268,768	197,349

OTHER COMPREHENSIVE INCOME	89,589	65,783	268,768	197,349

COMPREHENSIVE INCOME	$5,388,065	$3,828,886	$17,690,959	$18,232,616

See accompanying notes to the unaudited condensed financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION (FORMERLY TRIP TECH, INC.)
AND SUBSIDIARIES CONDENSED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Consolidated)	(Combined)	(Consolidated)	(Combined)
Weighted average shares outstanding
- Basic	119,465,761	106,925,000	111,135,766	106,925,000
- Diluted	119,465,761	106,925,000	111,135,766	106,925,000

Income per share from continuing operations
- Basic	$0.04	$0.04	$0.16	$0.12
- Diluted	$0.04	$0.04	$0.16	$0.12

Income per share from gain from disposition of discontinued operation
- Basic	$-	$-	$-	$0.05
- Diluted	$-	$-	$-	$0.05

Income per share from loss from discontinued operation
- Basic	$-	$-	$-	$0.00
- Diluted	$-	$-	$-	$0.00

Net income per share
- Basic	$0.04	$0.04	$0.16	$0.17
- Diluted	$0.04	$0.04	$0.16	$0.17

See accompanying notes to the unaudited condensed financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION (FORMERLY TRIP TECH, INC.)
AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE AT JANUARY 1, 2008	76,925,000	$76,925	1,000,000	$1,000	$3,342,287	$7,793,503	$375,338	$11,589,053

Foreign currency translation gain	-	-	-	-	-	-	268,768	268,768

Recapitalization	23,075,000	23,075	-	-	9,679	-	-	32,754

Net income	-	-	-	-	-	17,422,191	-	17,422,191

BALANCE AT SEPTEMBER 30, 2008	100,000,000	$100,000	1,000,000	$1,000	$3,351,966	$25,215,694	$644,106	$29,312,766

See accompanying notes to the unaudited condensed financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(Consolidated)	(Combined)

CASH FLOWS FROM OPERATING ACTIVITIES:	$17,422,191	$18,035,267
Net income
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,747,425	3,373,676
Amortization	2,907,919	2,102,714
Discount on long term notes payable	33,334	65,374
Amortization of capital lease obligations	53,592	259,088
Deferred taxes	127,547	(15,391)
Discontinued operation	-	223,636
Gain on disposal of discontinued operation	-	(5,059,985)

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	(506,129)	(2,676,323)
Inventories	(514,266)	22,486
Prepayments	2,646,289	590,777
Other receivables and other current assets	635,722	(17,312,215)
Dry dock fees	(1,350,228)	(5,534,269)

Increase (Decrease) In:
Accounts payable	(1,370,934)	(3,091,063)
Advance from customers	(1,340,952)	894,021
Accrued expenses	(236,038)	(594,229)
Taxes payable	(41,659)	45,437
Deferred revenue	-	6,022
Other current liabilities	710,733	717,936
Net cash provided by (used in) operating activities	21,924,546	(7,947,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(105,981)	(8,561)
Discontinued operation	-	36,294,530
Net cash (used in) provided by investing activities	(105,981)	36,285,969

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans	(2,108,754)	(15,883,759)
Repayment of short-term loan	(1,000,000)	-
Repayments of long-term notes payable	(580,239)	(709,964)
Repayments of short-term notes payable	-	(7,595,037)
Repayments of capital lease obligations	(1,401,400)	(2,447,450)
Proceeds from related parties	37,370,259	675,159
Repayments to related parties	(3,279,382)	-
Payments of dividends	(48,213,871)	-
Net cash used in financing activities	(19,213,387)	(25,961,051)

See accompanying notes to the unaudited condensed financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(Consolidated)	(Combined)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,605,178	2,377,877
Effect of exchange rate changes on cash	278,307	179,146
Cash and cash equivalents at beginning of year	2,673,258	1,229,743

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,556,743	$3,786,766

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$401,175	$869,077
Income taxes paid	$53,859	$9,912

SUPPLEMENTARY NON-CASH DISCLOSURES:

1.
On February 2, 2007, the Company disposed of Beautiful Queen Shipping Company Limited, a subsidiary of the Company (“B. Queen”). The net cash proceeds were $36,294,530 after deducting legal expenses of $705,470. Also see Note 14. The following represents the assets and liabilities at the date of disposal:

February 2, 2007

Vessel, net	$31,234,545
Net asset	31,234,545

Proceeds from disposition	37,000,000
Less: Legal expenses	(705,470)
Net proceeds	36,294,530

Gain from disposition	$5,059,985

See accompanying notes to the unaudited condensed financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Trip Tech, Inc. was incorporated under the laws of Texas on November 17, 2006.

On August 12, 2008, Trip Tech, Inc. entered into a share exchange agreement (the “Exchange”) with Skyace Group Limited (“SGL”) and Pioneer Creation Holdings Limited (“PCH”). PCH is the sole shareholder of SGL. As a result of the share exchange, Trip Tech, Inc. acquired all of the issued and outstanding securities of SGL from PCH in exchange for 76,925,000 newly-issued shares of Trip Tech Inc.’s common stock, par value $0.001 per share, and 1,000,000 shares of Series A preferred stock, which such preferred shares would be converted , at the option of the holder into 30,000,000 shares of common stock upon Trip Tech amending its Articles of Incorporation to sufficiently increase the number of authorized shares of common stock in order to effect such issuance. On September 23, 2008, the authorized shares were increased to 200,000,000 shares. Also see Note 17. SGL became a wholly-owned subsidiary of Trip Tech. There were 10,190,000 shares outstanding in Trip Tech immediately before the share exchange transaction. Also see Note 17.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 ”Business Combinations”. The acquisition was accounted for as the recapitalization of SGL. Accordingly, the condensed consolidated and combined statements of income include the results of operations of SGL from January 1, 2008 and 2007, and the results of operations of Trip Tech from the acquisition date through September 30, 2008.

On September 23, 2008, Trip Tech changed its name to Winland Online Shipping Holdings Corporation (“WLOL”). WLOL and subsidiaries is mainly engaged in a comprehensive range of online and off-line international shipping services such as bulk cargo transportation, chartering, shipping agents, international logistics.

2	BASIS OF PRESENTATION

The unaudited condensed consolidated and combined financial statements of WLOL, its subsidiaries and its variable interest entities (“VIEs” and together with WLOL and WLOL’s subsidiaries, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8.03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated and combined financial position and the consolidated and combined results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed combined balance sheet information as of December 31, 2007 was derived from the audited combined financial statements included in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 12, 2008. The interim financial statements should be read in conjunction with such Current Report.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Combination

The consolidated financial statements include the accounts of WLOL, its subsidiaries and its variable interest entities as follows:

I. Subsidiaries and Holding Companies:

a)	SGL is incorporated under the law of British Virgin Islands (“BVI”).

b)	Plentimillion Group Limited (“PGL”) is a wholly-owned subsidiary of SGL and incorporated in BVI.

c)	Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SGL and incorporated in BVI.

d)	Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of BSL.

e)	Beijing Huate Xingye Technology Limited (“Huate”) is registered in the People’s Republic of China (“PRC”) on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

II. Subsidiaries of PGL - Businesses in Transportation and Chartering:

f)	Winland Shipping Co., Limited, is registered in Hong Kong.

g)	Win Star Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines (“S.V.G.”).

h)	Bodar Shipping Co., Limited, is incorporated and registered in S.V.G.

i)	Winland Dalian Shipping S.A. is incorporated in Panama, registered in Hong Kong.

j)	Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

k)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

m)	Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

n)	B. Queen was registered in Hong Kong, which was disposed by the Company in February, 2007.

o)	Kinki International Industrial Limited is registered in Hong Kong, and manages chartering business of vessels.

p)	Bestline Shipping Limited is registered in Hong Kong, and manages the chartering business of vessels.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q)	Lancrusier Development Co., Limited is registered in Hong Kong, provides management and accounting services to the above companies.

III. VIEs - Businesses in Shipping Agency, Freight Forwarding and Online Services:

The Company applied the Financial Accounting Standard Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.

To comply with PRC laws and regulations, the Company provides substantially all its shipping agency and freight forwarding services and online services in China via its VIEs. These VIEs are wholly-owned by certain related parties or directors of the Company. The Company entered into exclusive technical service agreements with the VIEs as of March 31, 2008 under which the Company provides technical and other services to the VIEs in exchange for substantially all net income of the VIEs. All voting rights of the VIEs are assigned to the Company and the Company has the right to appoint all directors and senior management personnel of the VIEs. In addition, shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of fees for payment of fees for technical and other services due to the Company.

As of September 30, 2008, balance sheets of all VIEs have been included in the condensed consolidated balance sheet of the Company. The Company adopted SFAS No. 141 statement, which requires the consolidated financial statements as of September 30, 2008 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Income statements of all VIEs have been included in the Company’s condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2008. The financial statements for 2007 are presented as combined financial statements under common control due to the fact that Li Honglin and Xue Ying, respectively, each owned 50% equity interest in DWIS, DWIL and DSON, directly or indirectly.

The following is a summary of the VIEs of the Company:

r)	Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

s)	Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

t)	Dalian Shipping Online Network Co. Ltd. (“DSON”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

The condensed financial statements as of December 31, 2007 and for the three and nine months ended September 30, 2007 are presented as combined financial statements under common control by Li Honglin and Xue Ying, since they owned a 50% equity interest in companies (a) through (t) above, directly or indirectly.

Inter-company accounts and transactions have been eliminated in consolidation.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Use of Estimates

The preparation of the unaudited condensed consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(c) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, due to/from related parties, other receivables and prepaid expenses, due from/to employees, prepayments, accounts payable, other payables and accrued liabilities, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term debt is not significantly different from the carrying value as at September 30, 2008.

(d) Revenue Recognition

Revenue is recognized based on the following four criteria:

(I) The amount of revenue can be measured reliably;

(II) It is probable that the economic benefits will flow to the Company;

(III) The stage of completion at the balance sheet date can be measured reliably;

(IV) The costs incurred, or to be incurred can be measured reliably.

For marine transportation service, the allocation of revenue between reporting periods is based on relative transit time in each reporting period with expenses recognized as incurred.

For chartering brokerage services, sales are recognized when the ship leaves port.

For shipping agency and freight forwarding services, sales are recognized when the ship leaves port.

For online services, sales are recognized according to the stage of completion in accordance with the service period defined in executed contracts.

WINLAND ONLINE SHIPPING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Foreign Currency Translation

Assets and liabilities of foreign affiliates are translated into U.S. dollars at currency exchange rates in effect at period-end and revenues and expenses are translated at average exchange rates in effect for the period. Gains and losses resulting from foreign currency transactions are included in results of operations. The Company’s sales and purchases in foreign currencies are minimal. Therefore, foreign currency transaction gains and losses are not significant. Gains and losses resulting from translation of foreign subsidiaries balance sheets are included as a separate component of shareholders’ equity.

	September 30, 2008	December 31, 2007	September 30, 2007

Period end RMB: US$ exchange rate	6.8551	7.3141	7.5176
Average period RMB: US$ exchange rate	7.0846	7.8087	7.6676

(f)	Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

	Nine Months Ended September 30,
	2008	2007
Basic:	(Unaudited)	(Unaudited)

Income applicable to common shareholders	$17,422,191	$18,035,266

Weighted average shares outstanding during the period	111,135,766	106,925,000

Basic income per share	$0.16	$0.17

Diluted:

Diluted income applicable to common shareholders	17,422,191	18,035,266

Weighted average shares outstanding during the period	111,135,766	106,925,000

Diluted net income per share	$0.16	$0.17

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Insurance Costs

There are five kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

Insurance	Coverage	Insurance Expense For The Nine Months Ended September 30,
		2008	2007
		(Unaudited)	(Unaudited)
Hull insurance	$59,510,000	$841,921	$769,657
Protection & indemnity insurance	500,000,000	669,499	579,576
Freight demurrage and defense insurance	1,700,000-18,000,000	66,440	60,214
Delay insurance	300,000	62,140	34,870
Other	-	-	2,228
Total		$1,640,000	$1,446,545

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the consolidated and combined statements of income and comprehensive income for the three and nine months ended September 30, 2008 and 2007.

(h)	Dry Dock Fees

Vessels must undergo regular inspection, monitoring and maintenance, referred to as drydock, to maintain the required operating certificates. International Maritime Organization (IMO) regulations generally require that vessels be drydocked every five years. Because drydockings enable the vessel to continue operating in compliance with IMO requirements, the costs of these scheduled drydock fees are customarily capitalized and are then amortized over a 60-month period beginning with the accounting period following the vessel’s release from drydock.

(i)	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R). SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

WINLAND ONLINE SHIPPING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

4.	CONCENTRATIONS

The Company’s major customers for the nine months ended September, 2008 and 2007 who accounted for the following percentage of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	September 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Company A	8.05%	-	0.25%	4.54%
Company B	6.24%	-	-	-
Company C	4.41%	-	-	-
Company D	0.38%	0.80%	4.16%	-
Company E	-	1.90%	-	-
Company F	-	1.71%	-	-

The Company’s major oil suppliers who accounted for the following percentage of total oil purchases and total accounts payable for the nine months ended September 30, 2008 and 2007 are as follows:

	Oil Purchase		Accounts Payable
Major Suppliers	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	September 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Company G	31.00%	13.00%	12.88%	1.27%
Company H	26.34%	-	9.74%	5.55%
Company I	11.37%	-	-	-
Company J	10.78%	10.28%	-	-
Company K	7.14%	3.63%	-	2.78%
Company L	-	12.72%	-	-
Company M	-	8.49%	-	-

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)
5.	VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of September 30, 2008 and December 31, 2007. Among the thirteen vessels, two of them denoted (a) were acquired by syndicated loans and are still under pledge; nine vessels denoted (b) were acquired through capital leases, two of which denoted (c) are still under capital leases as of September 30, 2008; and the two remaining denoted (d) were acquired through the long-term notes payable from related parties. Also see Notes 8, 10 and 12.

The cost and related accumulated depreciation of vessels disposed together with the discontinued operation are eliminated from the accounts and any gain or loss is included in the statement of income. Also see Note 14. The vessels of the Company consist of the following:

		September 30, 2008	December 31, 2007
		(Unaudited)
At cost:
Win Hope	(b)	$2,679,285	$2,679,285
Win Ever	(b)	1,737,966	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,698	2,503,697
Win Grace	(b),(c)	3,677,860	3,677,861
Win Moony	(b),(c)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(d)	2,754,005	2,586,504
Haoyue	(d)	1,814,559	1,695,356
		$55,214,841	$54,928,137
Less: Accumulated depreciation
Win Hope	(b)	1,708,044	1,527,192
Win Ever	(b)	1,564,169	1,477,270
Win Bright	(b)	1,565,332	1,478,370
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	1,716,821	1,475,393
Win Grace	(b),(c)	2,666,449	2,252,690
Win Moony	(b),(c)	2,623,552	2,209,307
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	3,374,981	2,554,039
Win Honey	(a)	1,206,563	1,016,719
Bodar	(b)	4,486,897	4,486,897
Andong	(d)	599,489	451,937
Haoyue	(d)	273,967	204,287
		$27,993,971	$25,341,808
Vessels, net		$27,220,870	$29,586,329

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

5.	VESSELS (CONTINUED)

Vessel depreciation expense for the nine months ended September 30, 2008 and 2007 was $2,673,630 and $3,305,366, respectively.

Vessels collateralizing bank loans are as follow. Also see Note 10.

	September 30, 2008	December 31, 2007
Net Book Value	(Unaudited)
Winland Dalian	$14,868,158	$15,689,100
Win Honey	3,293,437	3,483,281
Total	$18,161,595	$19,172,381

6.	FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
At cost:
Motor vehicles	$243,973	$146,655
Office equipment	372,079	342,997
	616,052	489,652
Less: Accumulated depreciation
Motor vehicles	107,938	74,993
Office equipment	246,269	186,746
	354,207	261,739

Fixed assets, net	$261,845	$227,913

Depreciation expense for the nine months ended September, 2008 and 2007 was $73,795 and $68,310, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

7. DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	September, 30 2008	December 31, 2007
	(Unaudited)
Cost	$18,314,356	$16,964,128
Less: Accumulated amortization	9,934,137	7,026,218
Deferred dry dock fees, net	$8,380,219	$9,937,910

Amortization expense for the nine months ended September 30, 2008 and 2007 was $2,907,919 and $2,102,714, respectively.

Amortization expense for the next five years and thereafter is as follows:

Period Ended September 30,	Amount
2009	$3,806,866
2010	2,410,007
2011	1,010,082
2012	883,218
2013	270,046
Total	$8,380,219

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

8.	DUE TO/FROM RELATED PARTIES

Due to/from related parties consist of the following:

(I) Due From Related Parties			September, 30 2008	December 31, 2007
			(Unaudited)
Dalian Winland Group Co., Ltd	a	)	$1,987,968	$38,478,550
Winland Container Lines Ltd.	b	)	1,754,954	1,125,621
Deshun Shipping Management Co.	c	)	-	108
Li Cui	d	)	-	1,290
Xue Ying	e	)	-	1,375,868
Li Honglin	f	)	-	127,871
Due from employees	g	)	1,149	3,873
Total due from related parties			$3,744,071	$41,113,181

(II) Due To Related Parties			September, 30 2008	December 31, 2007
			(Unaudited)
Dalian Winland Shipping Co., Ltd	h	)	$-	$3,445,115
Dalian Master Well Ship Management Co., Ltd	i	)	461,768	457,847
Winland Shipping Japan Co., Ltd	j	)	172,603	46,881
Li Honglin	f	)	2,538	-
Due to employees	g	)	33,552	31,446
Total due to related parties			$670,461	$3,981,289

a)
Dalian Winland Group Co. (“DWIG”) is controlled by directors of the Company. The Company paid $0 and $42,088,403 of expenses on behalf of DWIG in the nine months ended September 30, 2008 and 2007, respectively. The Company collected $36,424,947 and $42,088,659 on behalf of DWIG in the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized interest expense of $65,635 and $60,645, respectively. Also see Note 10. The outstanding balances at September 30, 2008 and December 31, 2007 are interest-free, unsecured and have no fixed repayment term.

b)
Winland Container Lines Ltd. is controlled by directors of the Company. The Company provided shipping agency and freight forwarding services to the related party. For the nine months ended September 30, 2008 and 2007, the Company recognized relevant service revenue of $446,421 and $393,297, respectively. For the nine months ended September 30, 2008 and 2007, the Company paid $629,334 and $561,074 of expenses to related ports and received $446,422 and $1,676,429 of expenses from related ports on behalf of Winland Container Co. Ltd. The outstanding balances at September 30, 2008 and December 31, 2007 are interest-free, unsecured and have no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

8. DUE TO/FROM RELATED PARTIES (CONTINUED)

c)	Deshun Shipping Management Co. is controlled by directors of the Company. The outstanding balance at December 31, 2007 was interest-free, unsecured and has been subsequently settled.

d)	Li Cui is financial manager of the Company. The outstanding balance at December 31, 2007 was interest-free, unsecured and has been subsequently settled.

e)	Xue Ying is chief executive officer of the Company. The outstanding balance at December 31, 2007 was interest-free, unsecured and has been subsequently settled.

f)
Li Honglin is the Chairman of the Board of the Company. Li Honglin rented his apartment to DSON as one of its office rooms in Dalian. Rental expense was $2,541 and $2,348 for the nine months ended September 30, 2008 and 2007, respectively. For the year ended December 31, 2007, Li Honglin received a $130,000 in ocean fees on behalf of the Company, which has been subsequently collected in May 2008. The outstanding balance at September 30, 2008 is interest-free, unsecured and has no fixed repayment term.

g)
Due from/to employees are interest-free, unsecured and have no fixed repayment. The amounts due from/to employees primarily represent advances to sales personnel or prepaid by sales personnel of the Company for business and travelling related expenses.

h)
Dalian Winland Shipping Co., Ltd (“DWSC”) has a common shareholder with the Company. It operates as a vessel management company for the Company. The vessel management fee for the nine months ended September 30, 2008 and 2007 was $27,000. For the nine months ended September 30, 2008 and 2007, the Company paid $3,572,251 and $549,211 of ocean fees on behalf of DWSC. For the nine months ended September 30, 2008 and 2007, the Company received $0 and $25,594 of ocean fees on behalf of DWSC For the nine months ended September 30, 2008 and 2007, the Company recognized interest expense of $100,136 and $92,522, respectively. Also see Note 10. The outstanding balance at December 31, 2007 was interest-free, unsecured and has been subsequently settled.

i)
Dalian Master Well Ship Management Co., Ltd.’s shareholder is DWIG who was a related party of the Company. It operates as the vessel management company for the Company. The vessel management fees for 11 vessels in the nine months ended September 30, 2008 and 2007 was $17,672. The Company paid $309,364 and $281,577 on behalf of Dalian Master Well Ship Management Co., Ltd, in the nine months ended September 30, 2008 and 2007, respectively. The Company collected $62,185 and $389,150 on behalf of Dalian Master Well Ship Management Co., Ltd, in the nine months ended September, 2008 and 2007 respectively. The outstanding balances at September 30, 2008 and December 31, 2007 are interest-free, unsecured and have no fixed repayment term.

j)
Winland Shipping Japan Co., Ltd has a common shareholder of the Company. The Company recognized relevant agency service expense of $9,927 and $39,900, in the nine months ended September 30, 2008 and 2007, respectively. The outstanding balances at September 30, 2008 and December 31, 2007 are interest-free, unsecured and have no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)
9.	SHORT-TERM BANK LOAN

Short-term bank loan consists of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Loan from Nanyang Commercial Bank, due December 19, 2008, monthly interest only payments at 3-months LIBOR plus 2.5% per annum (paid September 28, 2008).	$-	$1,000,000
Total short-term bank loan	$-	$1,000,000

Interest expense for the nine months ended September 30, 2008 and 2007 was $54,453 and $59,387, respectively.

10.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	September 30, 2008	December 31, 2007
Loans from Dialease Maritime S.A.:	(Unaudited)
Due on August 1, 2011, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at September 30, 2008 is 6.43%, secured by the vessel Winland Dalian (also see Note 5), assignment of insurance of the vessel, and guaranteed by the chairman of the Company	$6,159,036	$7,742,784

Due on July 21, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at September 30, 2008 is 6.43%, secured by the vessel Win Honey (also see Note 5), assignment of insurance of the vessel, and guaranteed by the chairman of the Company	2,683,316	3,208,322
Total long-term bank loans	$8,842,352	$10,951,106

Less: Current portion	2,811,672	2,811,672

Long-term portion	$6,030,680	$8,139,434

Interest expense for the nine months ended September 30, 2008 and 2007 was $346,772 and $809,690, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

10.	LONG-TERM BANK LOANS (CONTINUED)

The long-term bank loans are due as follows:

Period Ended September 30,	Amount
2009	$2,811,672
2010	2,811,672
2011	2,635,716
2012	583,292
Total	$8,842,352

11.	LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:

			September 30, 2008	December 31, 2007
			(Unaudited)
Notes payable to unrelated party:
Xiao Liwu, paid August 13, 2008	a	)	$-	$279,180
Subtotal			-	279,180

Notes payable to related companies:
Win Grand Shipping Limited, net of discount of $17,502 and $36,590 at September 30, 2008 and December 31, 2007, respectively, due November 1, 2009	b	)	364,917	632,644

DWSC due December 23, 2009, at an interest rate of 5% per annum	c	)	1,614,558	1,513,235

DWSC due July 19, 2010, at an interest rate of 5% per annum	d	)	1,145,133	1,073,269

DWIG due July 19, 2010, at an interest rate of 5% per annum	e	)	1,808,872	1,695,356

Subtotal			4,933,480	4,914,504

Total long-term notes payable			$4,933,480	$5,193,684

Less: Current portion			364,917	632,284

Long-term portion			$4,568,563	$4,561,400

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

11.	LONG-TERM NOTES PAYABLE (CONTINUED)

The amortization of discount, relating to the note denoted (b) for the nine months ended September 30, 2008 and 2007 was $40,608 and $65,374, respectively.

The long-term notes obtained from DWSC and DWIG, two related parties, denoted b), c) and d) were used to purchase of vessels Haoyue and Andong. Also see Notes 5 and 8.

Interest expense for the nine months ended September 30, 2008 and 2007 was $206,379 and $385,725, respectively.

The repayment schedule for long-term notes payable is as follows:

Period Ended September 30,	Amount
2009	$364,917
2010	4,568,563
Total	$4,933,480

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

12.	LEASES

The Company leases office space under operating leases. Lease expense was $101,380 and $89,950 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, future minimum payments required under non-cancelable leases are:

Period Ended September 30,	Amount
2009	67,505
Total	$67,505

Nine vessels in the Company’s fleet were acquired by capital leases during 2000 to 2003, among which Win Grace and Win Moony are still under capital lease as of September 30, 2008. The original cost of the vessels and capital lease obligations were recorded at the present value of the minimum lease payments at acquisition.

	September 30, 2008	December 31, 2007
	(Unaudited)
Capital lease obligations	$12,415,100	$12,415,100
Less: Accumulated amortization	(12,320,983)	(10,973,175)
Capital lease obligations, net	$94,117	$1,441,925

As of September 30, 2008, future minimum payments required under non-cancellable leases are:

Period Ended September 30 2009	Amount
$112,700
Total minimum lease payments	112,700

Less: Amount representing interest	(18,583)
Present value of net minimum lease payments	$94,117

Amortization of capital leases for the nine months ended September 30, 2008 and 2007 was $53,592 and $259,088, respectively.

13.	INCOME TAX

Company f), j), o), p) and q) are registered in Hongkong and are free of income tax as long as they do not operate in Hongkong under the local tax law. Since Company f), j), o), p) and q) do not have operations in HongKong, they do not have any income tax expense for the three and nine months ended September 30, 2008 and 2007.

Company g) and h) are incorporated and registered in St. Vincent and Grenadines. Company i) is incorporated in Panama and registered in HongKong. Company k), l) and m) are incorporated and registered in Valletta, Malta. Since these companies obtained a tax exemption from the local government, they do not have any tax expense for the three and nine months ended September 30, 2008 and 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB statement No.109, Accounting for Income Taxes. The interpretation addressed the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertainty tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2008, the Company has a liability for unrecognized tax benefits.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%.

Income tax expense for the nine months ended September 30, 2008 and 2007 is summarized as follows:

	For Nine Months Ended September 30 (Unaudited)
	2008	2007

Current CIT	$(6,408)	$(55,276)
Deferred CIT	(127,547)	15,391
Income tax expense	$(133,955)	$(39,885)

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended September 30, 2008 and 2007 (computed by applying the CIT rate of 25 percent and 33 percent respectively, to income before income taxes) as follows:

	For Nine Months Ended September 30 (Unaudited)
	2008	2007

Computed “expected” expense	$(4,389,037)	$(3,309,701)
Income not subject to tax and permanent differences	4,255,082	3,269,816
Income tax expense	$(133,955)	$(39,885)

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

13.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Deferred tax assets (liabilities):
Current portion:
General and administrative expense	(10,415)	(1,253)
Financial expense	6,083	(21,156)
Interest expense	-	141,512
Service revenue and commission	7,959	(22,952)
Vessel rental revenue	(27,263)	-
Subtotal	(23,636)	96,151

Non-current portion:
Depreciation expense	$(7,812)	$4,065
Net operating loss	52,972	-
Valuation allowance	(48,855)	-
Subtotal	(3,695)	4,065

Net deferred tax (liabilities) assets	$(27,331)	$100,216

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

14.	DISCONTINUED OPERATION

On February 2, 2007, the Company disposed of B. Queen. The net cash proceeds were $36,294,530 after deducting legal expenses of $705,470. The following represents the assets and liabilities at the date of disposal:

February 2, 2007

Vessel, net	$31,234,545
Net asset	31,234,545

Proceeds from disposition	37,000,000
Less: Legal expenses	(705,470)
Net proceeds	36,294,530

Gain from disposition	$5,059,985

In association with the agreement, B. Queen was no longer subsidiary of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the result of operation of B. Queen was presented separately as “discontinued operation”. The loss from discontinued operation of $ 223,636 for the nine months ended September 30, 2007 is reflected in the Company’s condensed combined statements of income for the nine months ended September 30, 2007.

The following is the unaudited pro forma net income of the Company assuming the sale was completed on January 1, 2007.

For The Nine Months Ended September 30, 2007 (Unaudited)

Net income	$18,285,903

Net income per share, basic	$0.24
Net income per share, diluted	$0.17

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

15.	SEGMENT INFORMATION

The Company has determined that there are three reportable segments: (1) Marine transportation, (2) Chartering brokerage, and (3) other activities segment. The other activities segment comprises shipping agency and freight forwarding service, and online service. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

The Company's segment information for the nine months ended September 30, 2008 and 2007 are as follows:

Nine Months Ended September 30, 2008 (Unaudited)	Marine Transportation	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$48,510,653	$18,604,227	$4,757,568	$-	$71,872,448
Intersegment sales	-	-	398,857	(398,857)	-
Net sales	48,510,653	18,604,227	5,156,425	(398,857)	71,872,448
Costs	25,375,680	16,170,837	4,012,632	(398,857)	45,160,292
Depreciation and amortization	5,489,126	-	166,218	-	5,655,344
Other operating expenses	1,683,613	518,614	1,177,995	120,444	3,500,666
Operation income (loss)	$15,962,234	$1,914,776	$(200,420)	$(120,444)	$17,556,146
September 30, 2008 (Unaudited)
Identifiable assets	$33,038,666	$7,673,945	$12,745,600	$87,989	$53,546,200

Nine Months Ended September 30, 2007 (Unaudited)	Marine Transportation	Chartering Brokerage	Other Activities	Corporate and Eliminations	Combined
Sales to unaffiliated customers	$32,772,377	$17,184,419	$2,185,212	$-	$52,142,008
Intersegment sales	-	-	472,727	(472,727)	-
Net sales	32,772,377	17,184,419	2,657,939	(472,727)	52,142,008
Costs	15,379,516	14,667,798	1,717,529	(472,727)	31,292,116
Depreciation and amortization	5,322,810	-	153,580	-	5,476,390
Other operating expenses	2,412,639	124,337	(402,533)	256	2,134,699
Operation income (loss)	$9,657,412	$2,392,284	$1,189,363	$(256)	$13,238,803
December 31, 2007
Identifiable assets	$68,844,372	$16,477,255	$8,924,985	$1,414	$94,248,026

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 (CONSOLIDATED) AND 2007 (COMBINED)
(UNAUDITED)

15.	SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area is as follows:

	Nine Months Ended September 30, (Unaudited)
	2008	2007
Sales to unaffiliated customers:
Japan, Korea and Russia	$28,748,979	$25,028,164
PRC	17,968,112	10,428,402
Southern and Eastern Asia	14,374,490	8,342,721
Mediterranean and Red Sea	7,187,245	6,257,041
Other	3,593,622	2,085,680
Total	$71,872,448	$52,142,008

16.	SUBSEQUENT EVENT

On Octobers 23, 2008, PCH exercised its right to convert 1,000,000 shares of the WLOL’s preferred stock, par value of $0.001 per share, which it had received on August 12, 2008 in connection with the Exchange (see Note 1) into 30,000,000 shares of the Company’s common stock. As a result, the Company issued to PCH 30,000,000 shares of its common stock to PCH bringing the total number of issued and total issued and outstanding number of shares of the Company’s common stock to 130,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Winland Online Shipping Holdings Corporation (formerly known as Trip Tech, Inc. and hereinafter, “Winland” or “WLOL” and together with its subsidiaries and its variable interest entities, the “Company”) during the periods included in the accompanying consolidated and combined financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes” “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the U.S. Securities and Exchange Commission (the “SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated and combined financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Acquisition of SkyAce Group Limited

On August 12, 2008 (the “Closing Date”), Trip Tech, Inc. (n/k/a Winland and sometimes referred to herein as “Trip Tech” when referring to the operations of the Company prior to the Exchange) entered into a Share Exchange Agreement (the “Exchange Agreement”) with SkyAce Group Limited, a British Virgin Islands company (“SkyAce”) and Pioneer Creation Holdings Limited, a British Virgin Islands company and the sole stockholder of SkyAce (the “Stockholder”). As a result of the share exchange, the Company acquired all of the issued and outstanding securities of SkyAce from the Stockholder in exchange for Seventy-Six Million Nine Hundred Twenty-Five Thousand (76,925,000) newly-issued shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and One Million (1,000,000) shares of Series A Preferred Stock (the “Preferred Stock”), which such Preferred Shares are convertible into Thirty Million (30,000,000) shares of Common Stock (the “Balance Shares”). As of the Closing Date, the Stockholder beneficially owns eighty-two and one quarter percent (82.25%) of the voting capital stock of the Company. As a result of the Exchange, SkyAce became a wholly-owned subsidiary of the Company.

The following is disclosure regarding the Company, SkyAce and SkyAce’s two (2) wholly-owned subsidiaries: (a) Plentimillion Group Limited, a British Virgin Islands holding company (“Plentimillion”), the principal business activities of which consist of (through its wholly-owned subsidiaries) ocean transportation and chartering brokerage and (b) Best Summit Enterprise Limited, a British Virgin Islands holding company (“Best Summit” and together with Plentimillion, the “SkyAce Group”) which controls (as is more fully described below) (i) Dalian Winland International Shipping Agency Co. Ltd., a company organized under the laws of the People’s Republic of China (the “PRC”), the principal activities of which include shipping agency services, booking cargo space, storage of goods and declaration at customs (“Winland International”), (ii) Dalian Winland International Logistics Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include freight forwarding services and logistics shipping agency services (“Winland Logistics”) and (iii) Dalian Shipping Online Network Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include online services for its members (“Shipping Online”, and together with Winland International and Winland Logistics, the “Winland International Group”).

Prior Operations of Trip Tech

Trip Tech was incorporated in Texas on November 17, 2006 to enter the online travel industry and to establish a large scale, full service online travel company. Immediately prior to the Exchange, Trip Tech was a development stage internet-based travel company operating with a functional “branded” travel website. Since Trip Tech’s inception, Trip Tech established its corporate existence as a publicly held corporation, raised founder capital, and designed and installed a functional “branded” travel website. As of the date immediately prior to the Exchange, Trip Tech had not been able to raise additional funds through either debt or equity offerings. As a result of the foregoing, Trip Tech began to explore its options regarding the development of a new business plan and direction. On August 12, 2008, Trip Tech consummated the Exchange with SkyAce and the Stockholder.

Our Common Stock is currently traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “WLOL”. Immediately prior to the Exchange, Trip Tech was considered a “blank check” company with US$40,963 in assets and a net loss of US$34,965 for the fiscal year ending February 29, 2008.  On the Closing Date, the Company did not have any liabilities.

Current Operations of the Company (General Development of Business)

SkyAce

SkyAce is a holding company founded in British Virgin Islands on September 22, 2006 with no significant operations. SkyAce was formed solely for the purpose of acquiring Plentimillion and Best Summit from Mr. Li Honglin and Ms. Xue Ying, each of whom had owned fifty percent (50%) of both Plentimillion and Best Summit and each of whom now own fifty percent (50%) SkyAce. SkyAce has authorized capital of US$50,000 consisting of Fifty Thousand (50,000) ordinary shares authorized, two (2) of which are currently issued and outstanding and held by Trip Tech as a result of the Exchange. Li Honglin, a newly-appointed Director and President of Trip Tech, serves as a Director of SkyAce. Xue Ying, a newly-appointed Director, Chief Executive Officer and Secretary of Trip Tech, also serves as a Director of SkyAce.

Plentimillion

Plentimillion is a holding company founded in the British Virgin Islands on July 5, 2006. Plentimillion was formed solely for the purpose of acquiring each of the following wholly-owned subsidiaries from Li Honglin and Xue Ying (both of whom previously owned fifty percent (50%) of each of the following entities), which such transfers occurred between January 1, 2008 and March 31, 2008:

(a) Winland Shipping Co., Ltd., a company organized under the laws of Hong Kong on August 11, 2000 (“Winland Shipping”);

(b) Kinki International Industrial Limited, a company organized under the laws of Hong Kong on May 2, 2006 (“Kinki”);

(c) Bestline Shipping Limited, a company organized under the laws of Hong Kong on January 27, 1994 (“Bestline”);

(d) Lancrusier Development Co., Limited, a company organized under the laws of Hong Kong on July 11, 1995 (“Lancrusier”);

(e) Win Star Shipping Co., Ltd., a company organized under the laws of St. Vincent and the Grenadines (“SVG”) on June 21, 2000 (“Win Star”);

(f) Bodar Shipping Co., Ltd., a company organized under the laws of SVG on January 7, 2004 (“Bodar”);

(g) Winland Dalian Shipping S.A., a company organized under the laws of Panama on June 8, 2005 (“Winland Dalian”);

(h) Treasure Way Shipping Limited, a company organized under the laws of Hong Kong on May 27, 2002 (“Treasure Way”).

Plentimillion also acquired the following entities in 2008:

(i) Win Eagle Shipping Co., Ltd., a company organized under the laws of Malta on July 29, 2002 (“Win Eagle”);

(j) Win Bright Shipping Co., Ltd. a company organized under the laws of Malta on February 8, 2002 (“Win Bright”);

(k) Win Ever Shipping Co., Ltd., a company organized under the laws of Malta on February 8, 2002 (“Win Ever”).

Plentimillion and each of its wholly-owned subsidiaries set forth above (collectively, the “Plentimillion Group”) are engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the Plentimillion Group are ocean transportation and chartering. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering businesses are managed by Kinki and Bestline. Lancrusier’s primary business is management and accounting, while Win Star, Bodar, Winland Dalian, Treasure Way, Win Eagle, Win Bright and Win Ever collectively own all of the Company’s vessels.

Best Summit

SkyAce’s wholly-owned subsidiary Best Summit was incorporated in the British Virgin Islands on November 30, 2006. Best Summit’s sole business is to act as a holding company for its wholly-owned subsidiary, Wallis Development Limited, a company organized under the laws of Hong Kong on December 9, 2006 (“Wallis”). The sole business of Wallis is to act as a holding company for its wholly-owned subsidiary, Beijing Huate Xingye Keji Co., Ltd., a company organized under the laws of the PRC on March 18, 2008 (“Beijing Huate”). Beijing Huate was formed with the purpose of producing IT software, developing new products and adopting advanced and applicable technology and scientific management methods to create economic benefits for its stockholders. It does this by controlling, through Exclusive Technical Consulting and Service Agreements and related transaction documents dated as of March 31, 2008 (collectively, the “Service Agreements”, each of which are referenced as Exhibits herein), Winland International, Winland Logistics and Shipping Online.

In compliance with the PRC’s foreign investment restrictions on Internet information services and other laws and regulations, the Company conducts all of its Internet information and media services and advertising in China through Winland International, Winland Logistics and Shipping Online, each a domestic variable interest entity (a “VIE”). In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Upon executing the Service Agreements, Winland International, Winland Logistics and Shipping Online (collectively also known as the “VIEs”) are all considered VIEs and the Company, through its ownership and control of SkyAce, Best Summit, Wallis and Beijing Huate, their primary beneficiary.

Pursuant to the Services Agreements, Beijing Huate shall provide on-going technical services and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, the stockholders of the VIEs have pledged all of their shares in the VIEs to Beijing Huate, representing one hundred percent (100%) of the total issued and outstanding capital stock of the VIEs, as collateral for non-payment under the Service Agreements or for fees on technical and other services due thereunder. Beijing Huate also has the power to appoint all directors and senior management personnel of the VIEs.

Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”) was incorporated under the laws of the PRC on December 5, 2002 by three (3) investors, namely, Dalian Winland Industry Group Co., Ltd. (“DWIG”), Dalian Winland Shipping Co., Ltd. (“DWSC”) and Dalian Weihang Freight Forwarding Co., Ltd. (“DWFF”). At establishment, the percentage of each party’s equity interest was 51%, 41.5% and 7.5%, respectively. DWIG was incorporated by Li Honglin and Xue Ying having a 60% and 40% interest, respectively. DWSC was incorporated by DWIG and Xue Ying having a 60% and 40% interest, respectively. DWFF was incorporated by Li Honglin and Xue Ying having a 66.7% and 33.3% interest, respectively. Thus, Li Honglin and Xue Ying had owned a 50.5425% and 49.4575% of Winland International indirectly at inception. According to a share trust instrument agreement executed in February 2005, Li Honglin transferred 0.5425% of his interest in Winland International to Xue Ying. Thereafter, Li Honglin and Xue Ying own 50% each of Winland International as at December 31, 2007 and 2006. The principal activities of Winland International include shipping agency services, booking cargo space, storage of goods, and declaration of customs.

Dalian Winland International Logistics Co., Ltd. (“DWIL”) was incorporated under the laws of the PRC on July 28, 2003 by three (3) investors, namely, DWIG, DWSC and Winland International. At establishment, the percentage of each party’s equity interest was 51%, 47.6% and 1.4%, respectively, and Li Honglin and Xue Ying owned 48.4436% and 51.5564% of DWIL indirectly at inception, respectively. According to a share trust instrument agreement executed in February 2005, Xue Ying transferred 1.5564% of her interest in Winland Logistics to Li Honglin. Thereafter, Li Honglin and Xue Ying each owned 50% of Winland Logistics as of December 31, 2007 and 2006. The principal activities of Winland Logistics are freight forwarding services logistics shipping agency services.

Dalian Shipping Online Network Co., Ltd. (“DSON”) was incorporated under the laws of the PRC on February 20, 2003 by two (2) investors, namely, Li Honglin and Xue Ying. At establishment, the percentage of each party’s equity interest was 80% and 20%, respectively. According to a share trust instrument agreement executed in February 2005, Li Honglin transferred 30% of his interest of Shipping Online to Xue Ying. Thereafter, Li Honglin and Xue Ying each owned 50% of Shipping Online as at December 31, 2006 and 2007. The principal activities of Shipping Online are providing online services to its members.

Summary of Current Business of the Company

The Company is a comprehensive, modern international shipping company having its world headquarters based in China. The Company is mainly engaged in a comprehensive range of international shipping and logistics services such as bulk cargo transportation, chartering, shipping agents, logistics, ship trading, spare parts supplies, crew recruitment and shipping porter operation, as well as relevant industry news and data analysis and advertising.

The Company's core business is international bulk cargo transportation. It has an ocean shipping fleet with 13 vessels, with self-owned carrying capacity of nearly 200,000 tons; at the same time, through monthly voyage charter and time charter, the Company can provide carrying capacity of about 1,000,000 tons with shipping lines to major ports around the world.

In addition, the Company owns and operates China's largest shipping industrial online portal called “Shipping Online” which is accessed on the internet at http://www.sol.com.cn. This website functions as a business platform, providing on-line and off-line integrated international shipping and logistics services, such as bulk cargo chartering, container booking, shipping agents, ship trading and building, spare parts supplies, crew recruitment, as well as shipping news and data analysis; the off-line operating team is made up by industrial elites and a logistics network comprised of branches in Beijing, Tianjin, Dalian, Yingkou, Qingdao, Zhangjiagang, Lianyungang and Shanghai. These branches collectively provide a full service system with a combination of integrated group and localized branches.

Providing the comprehensive shipping and logistics services through Internet is not only the innovation and creation of the Company, but also the seeds of transition of the entire shipping industry from the traditional business model to a modern business model. The Company believes it will create a broad space for development and lead the accelerated development of the entire shipping industry.

Through the above integrated business, the Company has been profitable in the past two (2) fiscal years. The operating revenue of 2006 reached US$59.2 million, of which net profit was nearly US$7.4 million; as the global shipping market had a breakthrough in development, the Company has achieved annual operating revenues of US$70.3 million in 2007, net income of US$21.4 million, enjoying approximately 200% growth as compared with 2006.

From 2008 to 2010, as the further strengthening of the funds in the Company, we believe the Company will steadily expand its capacity, enlarge the size of its ocean transport fleet and push forward with its comprehensive shipping and logistics services with Shipping Online. The Company believes that the growth rate of operating revenue and profit of the Company will be maintained at 20% to 25% in the next three (3) years and if the Company can raise enough capital, the Company believes this growth rate could exceed those estimates.

Summary of Significant Accounting Policies

Principle of Consolidation and Combination

The Company applied the Financial Accounting Standard Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.

To comply with PRC laws and regulations, the Company provides substantially all its shipping agency and freight forwarding services and online services in China via its VIEs. These VIEs are wholly-owned by certain related parties or directors of the Company. The Company entered into exclusive technical service agreements with the VIEs as of March 31, 2008 under which the Company provides technical and other services to the VIEs in exchange for substantially all net income of the VIEs. All voting rights of the VIEs are assigned to the Company and the Company has the right to appoint all directors and senior management personnel of the VIEs. In addition, shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of fees for technical and other services due to the Company.

As of September 30, 2008, balance sheets of all VIEs have been included in the condensed consolidated balance sheet of the Company. The Company adopts SFAS No. 141 statement, which requires the consolidated financial statements as of September 30, 2008 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Income statements of all VIEs have been included in the Company’s condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2008. The financial statements for 2007 are presented as combined financial statements under common control due to the fact that Li Honglin and Xue Ying, respectively, owned 50% equity interest in DWIS, DWIL and DSON, directly or indirectly.

The following is a summary of the VIEs of the Company:

•  Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

•  s) Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

•  Dalian Shipping Online Network Co. Ltd. (“DSON”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

The condensed financial statements as of December 31, 2007 and for the three and nine months ended September 30, 2007 are presented as combined financial statements under common control by Li Honglin and Xue Ying, since they owned a 50% equity interest in companies (a) through (t) above, directly or indirectly.

Inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

Revenue Recognition

Revenue is recognized based on the following four criteria:

(I) The amount of revenue can be measured reliably;

(II) It is probable that the economic benefits will flow to the Company;

(III) The stage of completion at the balance sheet date can be measured reliably;

(IV) The costs incurred, or to be incurred can be measured reliably.

For marine transportation service, the allocation of revenue between reporting periods is based on relative transit time in each reporting period with expenses recognized as incurred.

For chartering brokerage services, sales are recognized when the ship leaves port.

For shipping agency and freight forwarding services, sales are recognized when the ship leaves port.

For online services, sales are recognized according to the stage of completion in accordance with the service period defined in executed contracts.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R). SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

Results of Operations

Comparison the Results of Operations for the Nine (9) Months Ended September 30, 2008 and 2007 (in U.S. dollars, except otherwise as indicated)

	Nine Months Ended September 30
	2008		2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	71,872,448	100.0%	52,142,008	100.0%	19,730,440	37.8%
Vessel expenses	45,160,292	62.8%	31,292,116	60.0%	13,868,176	44.3%
Depreciation and amortization	5,655,344	7.9%	5,476,390	10.5%	178,954	3.3%
General and administrative expenses	2,492,468	3.5%	1,270,011	2.4%	1,222,457	96.3%
Income from operations	18,564,344	25.8%	14,103,491	27.0%	4,460,853	31.6%
Interest expense, net	(540,129)	-0.8%	(1,497,457)	-2.9%	957,328	-63.9%
Other (expense) income, net	(468,069)	-0.7%	632,769	1.2%	(1,100,838)	-174.0%
Income from continuing operations	17,422,191	24.2%	13,198,918	25.3%	4,223,273	32.0%
Gain from discontinued operations	-	0.0%	4,836,349	9.3%	(4,836,349)	-100.0%
Net income	17,422,191	24.2%	18,035,267	34.6%	(613,076)	-3.4%
Weighted average shares outstanding
- Basic	111,135,766		106,925,000		4,210,766	3.9%
- Diluted	111,135,766		106,925,000		4,210,766	3.9%
Earnings per share
- Basic	0.16		0.17		(0.01)	-5.9%
- Diluted	0.16		0.17		(0.01)	-5.9%

Revenues

Our revenues are derived from the operation of:

•  Marine transportation

•  Chartering brokerage

•  Shipping agency and freight forwarding service

•  Online service

For the nine months ended September 30, 2008, total revenues increased by $19.7 million, or 37.8%, to $71.9 million from $52.1 million for the same period in 2007. The increase principally contributed to the net increase of $15.7 million from marine transportation, $2.5 million from the Company’s shipping agency, freight forwarding and online business and $1.4 million from chartering brokerage.

The increases across all segment operations reflected the impact from the upward global shipping market for the nine months ended September 30, 2008 compared with the same period of 2007. The increase in our marine transportation revenue was a direct result of the improvement in the dry bulk shipping market primarily attributable to an increase in revenue tons carried, coupled with an increase in freight rates.

In addition to the positive impact from the global shipping market, the increase in our shipping agency, freight forwarding and online business was due to marketing efforts and the expansion of our customer base. The increase in our chartering brokerage service is due to increased brokerage commissions and chartering volume.

Vessel Expenses

For the nine months ended September 30, 2008, vessel expense increased by $13.9 million, or 44.3%, to $45.2 million, compared with $31.3 million for the comparable period in 2007. The increase was principally attributable to a 58.6% increase in fuel cost and an 11% increase in port usage fees. Fuel cost increases were attributable to the increased consumption of fuel as well as fuel price increases. Intermediate fuel oil (IFO) and marine gas oil (MGO) increased approximately 75% and 48% for the comparable periods, respectively.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees increased slightly by $0.2 million, or 3.3%, to $5.7 million for the nine months ended September 30, 2008, compared to $5.5 million for the same period in 2007. The increase was attributable to the increased amortization of dry dock fees by $0.8 million, offset by declined depreciation expenses, which resulted from our disposition of the vessel B. Queen.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.2 million, or 96.3%, to $2.5 million for the nine months ended September 30, 2008 from $1.3 million for the same period in 2007. The increase was mainly due to the increased new hire wages, employees’ salaries and bonus compensation.

Income from Operations before Interest and Tax Expenses

Income from operations increased by approximately $4.5 million, or 31.6%, to $18.6 million for the nine months ended September 30, 2008 from $14.1 million for the same period in 2007. The increase in income from operations was primarily driven by the increased revenue, off set by the increased vessel expense, particularly fuel and port expense, general and administrative expenses, as well as depreciation and amortization.

As a percentage of revenue, income from operations before interest and tax expenses slightly declined to 25.8% from 27% for the nine months ended September 30, 2008 and 2007, respectively. The decline was deemed as reasonable fluctuation.

Interest Expense, Net

Net interest expense declined significantly $1.0 million, or 63.9%, to $0.5 million for the nine months ended September 30, 2008, compared to approximately $1.5 million for correspondent period in 2007. This decrease was primarily driven by more payments to payoff outstanding long-term bank loans and capital lease obligations.

Other (Expense) Income, Net

For the nine months ended September 30, 2008, other expense was $0.5 million, compared to $0.6 million other income for the same period in 2007. The significant difference was principally due to the litigation settlement of $0.35 million in respect of the claim from Seyang Shipping Co., Ltd., accident repair fee reimbursement of $0.12 million and no material other income for the nine months ended September 30, 2008 compared with the same period in 2007.

Income from Continuing Operations

Income from continuing operations increased by approximately $4.2 million, or 32.0%, to $17.4 million for the nine months ended September 30, 2008 from $13.2 million for the same period in 2007. The increase in income from continuing operations was primarily driven by the increased income from operations via increased revenue, off set by the increased other expenses.

As a percentage of revenue, income from continuing operations slightly declined to 24.2% from 25.3% for the nine months ended September 30, 2008 and 2007, respectively. The decline was deemed as reasonable fluctuation.

Gain from Discontinued Operation

For the nine months ended September 30, 2008, no discontinued operation incurred while net gain from disposal of discontinued operation of the vessel of Beautiful Queen was recorded for the amount of $4.8 million for the same period in 2007.

Net Income

Net income decreased by $0.6 million, or 3.4%, to $17.4 million for the nine months ended September 30, 2008, compared to $18.0 million for the same period in 2007. The decrease was due to the gain from discontinued operation in the nine months ended September 30, 2007 while no discontinued operation incurred in the correspondent period in 2008, off set by increased income from continuing operations.

Earnings Per Share

For both basic and diluted shares, earnings per share decreased by $0.01, or 5.9%, to $0.16 for the nine months ended September 30, 2008 from $0.17 for the same period of 2007. The decrease was due to the decreased net income of $0.6 million as well as the increased shares outstanding for the nine months ended September 30, 2008.

Comparison the Results of Operations for the Three (3) Months Ended September 30, 2008 and 2007 (in U.S. dollars, except otherwise as indicated)

	Three Months Ended September 30,
	2008		2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	22,790,122	100.0%	16,629,210	100.0%	6,160,912	37.0%
Vessel expenses	13,092,546	57.4%	9,891,697	59.5%	3,200,849	32.4%
Depreciation and amortization	1,886,899	8.3%	1,901,368	11.4%	(14,469)	-0.8%
General and administrative expenses	1,702,528	7.5%	433,538	2.6%	1,268,990	292.7%
Income from operations	6,108,149	26.8%	4,402,607	26.5%	1,705,542	38.7%
Interest expense, net	(266,404)	-1.2%	(697,960)	-4.2%	431,556	-61.8%
Other (expense) income, net	(505,367)	-2.2%	69,623	0.4%	(574,990)	-825.9%
Income from continuing operations	5,298,476	23.2%	3,763,103	22.6%	1,535,373	40.8%
Net income	5,298,476	23.2%	3,763,103	22.6%	1,535,373	40.8%
Weighted average shares outstanding
- Basic	119,465,761		106,925,000		12,540,761	11.7%
- Diluted	119,465,761		106,925,000		12,540,761	11.7%
Net income per share
- Basic	0.04		0.04		-	0.0%
- Diluted	0.04		0.04		-	0.0%

Revenues

The revenues for the three months ended September 30, 2008 were $22.8 million, increased by $6.2 million or 37%, compared with $16.6 million for the same period in 2007. The increase was from marine transportation business which was principally contributed to higher shipping rate and our effective in-house management and continuing marketing effort, slightly off set by the decrease from other segment operations. The revenue decreased mainly from chartering brokerage by $1.5 million, from other activities by $0.1 million, which primarily resulted from the complicated effect of global financial crisis occurred in the third quarter 2008.

Vessel Expenses

For the three months ended September 30, 2008, the vessel expenses increased by $3.2 million, or 32.4%, to $13.1 million, compared with $9.9 million for the correspondent period in 2007. The increase was primarily due to the increased fuel cost and port fees, partially off set by the decreased expenses related to chartering brokerage.

General and Administrative Expenses

General and administrative expenses increased significantly by $1.3 million, or 292.7%, to $1.7 million for the three months ended September 30, 2008 from $0.4 million for the same period in 2007. The increase was mainly due to the increased new hire wages, employees’ salaries and bonus compensation.

Income from Operations before Interest and Tax Expenses

Income from operations increased by approximately $1.7 million, or 38.7%, to $6.1 million for the three months ended September 30, 2008 from $4.4 million for the three months ended September 30, 2007. The increase in income from operations was primarily driven by the increased revenue earned from our marine transportation, off set by the decline revenue from other segments. The increase in revenues was partially offset by an increase in vessel expense, particularly fuel and port expense, as well as general and administrative expenses.

As a percentage of revenue, net income from operations slightly increased to 26.8% from 26.5% for the three months ended September 30, 2008 and 2007, respectively. The increase was deemed as reasonable fluctuation.

Interest Expense, Net

Net interest expense declined approximately $0.4 million, or 61.8%, to $0.3 million for the three months ended September 30. 2008, compared to approximately $0.7 million for the same period in 2007. This decrease is primarily driven by more payments to payoff outstanding long-term bank loans and capital lease obligations.

Other (Expense) Income, Net

For the three months ended September 30, 2008, other expense was $0.5 million, compared to $0.07 million other income for the same period in 2007. The significant difference was principally due to the litigation settlement of $0.35 million in respect of the claim from Seyang Shipping Co., Ltd., accident repair fee reimbursement to a claimant of $0.12 million and no other income for the three months ended September 30, 2008 compared with the same period in 2007.

Net Income

Net income increased by $1.5 million, or 40.8%, to $5.3 million for the three months ended September 30, 2008, compared to $3.8 million for the same period in 2007. The increase was due to the increased income from operations driven by increased revenue, off set by the increased vessel expenses and general and administrative expenses.

Earnings Per Share

For both basic and diluted shares, earnings per share remained as of $0.04 for both comparison periods. It was due to the increased net income of $1.5 million, fully off set by the increased shares outstanding for the three months ended September 30, 2008.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows. Our principal uses of funds are capital expenditures to grow and maintain our shipping fleet, working capital requirements and principal repayments on outstanding credit facilities and capital lease obligations.

Operating Activities

For the nine months ended September 30, 2008, our cash provided by operating activities of $21.9 million was primarily attributable to our net income of $17.4 million adjusted by non-cash depreciation $2.7 million and amortization of drydock fee of $2.9 million, and decreased prepayments of $2.6million, off set by an increased dry dock fees of $1.4 millions, an decreased accounts payable of $1.4 million and advance from customers of $1.3 million. For the nine months ended September 30, 2007, our cash used in operating activities of $7.9 million was primarily attributable to increased other receivables and other current assets of $17.3 million, increased dry dock fees of $5.5 million, increased accounts receivable of $2.7 million, decreased accounts payable of $3.1 million, off set by the net income of $18.0 million with adjustments of non-cash depreciation of $3.4 million and amortization of $2.1 million, and gain on disposal of discontinued operation of $5.1 million.

Investing Activities

Net cash used in the investing activities for the nine months ended September 30, 2008 was $0.1 million which was due to the purchase of fixed assets. For the same period in 2007, net cash provided by our investing activities was $36.3 million, which was primarily attributable to cash proceeds from discontinued operation.

Financing Activities

Net cash used in our financing activities was $19.2 million and $26.0 million for the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, net cash used in financing activities mainly included payment of dividend of $48.2 million, repayment to related parties of $3.3 million, and repayments of:

•  Long-term loans $2.1 million

•  Capital lease obligations $1.4 million

•  Short-term loan $1.0 million

and off set by the proceeds from related parties of $37.4 million.

For the nine months ended September 30, 2007, net cash used in financing activities principally included repayment of:

•  Long-term loans $15.9 million

•  Short-term notes payable $7.6 million

•  Capital lease obligations of $2.4 million

We believe that our existing cash balance as well as operating cash flows are sufficient to meet our liquidity needs through the end of year of 2008.

Working Capital

Our working capital increased to $4.0 million at September 30, 2008, from working capital deficiency of $16.4 million at December 31, 2007. The increase was primarily due to no dividends declaration for the nine months ended September 30, 2008 compared with $48.2 million dividends declared in December 2007. We are expecting our working capital will be continually improved. The cash anticipated to be generated from operations is expected to be adequate to meet requirements in the next twelve months.

Capital Expenditures

As of September 30, 2008, we had two bank loans, four long-term notes payable and certain of our operations from leased office facilities. Refer to the notes to condensed consolidated and combined financial statements for the nine months ended September 30, 2008 and 2007 for a schedule of our contractual obligations.

We will use available capital on our strategic reserve fund, expanding shipping capacity, and implementation shipping on-line portal.

Material Commitments/Tabular Disclosure of Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a “smaller reporting company”.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the date hereof, there is no outstanding litigation.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2008, pursuant to the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of SkyAce in exchange for the issuance by the Company of (a) 76,925,000 newly-issued shares of the Company’s Common Stock and (b) 1,000,000 shares of the Company’s Series A Preferred Stock to the Stockholder (Pioneer Creation Holdings Limited) which such Series A Preferred Shares are convertible into Thirty Million (30,000,000) shares of the Company’s Common Stock. Except for as set forth above, the Company did not issue any shares of unregistered securities for the quarter ended September 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On August 27, 2008, the Board of Directors of the Company unanimously resolved to amend the Company’s Certificate of Formation in order to (a) change the name of the Company to “Winland Online Shipping Holdings Corporation”, (b) increase the Company’s authorized common stock to Two Hundred Million (200,000,000) shares and (c) add a provision allowing for action by majority written consent of the Company’s stockholders. On September 17, 2008, a majority stockholder holding 82.25% of the voting capital stock of the Company voted in favor of each of the aforementioned proposals at a Special Meeting of the Stockholders called for such purposes. Effective September 24, 2008, the Company filed a Certificate of Amendment in order to effect such proposals.

ITEM 5. OTHER INFORMATION

On September 26, 2008, the Board of Directors of the Company appointed Xie Xiaoyan to serve as Chief Operating Officer of the Company, effective as of September 26, 2008. Ms. Xie has served as a Director of the Company since August 12, 2008. For additional biographical information on Ms. Xie, please see the Section entitled “Directors, Executive Officers, Promoters and Control Persons” in the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on August 12, 2008.

On August 27, 2008, the Board of Directors of the Company unanimously resolved to amend the Company’s Certificate of Formation in order to (a) change the name of the Company to “Winland Online Shipping Holdings Corporation”, (b) increase the Company’s authorized common stock to Two Hundred Million (200,000,000) shares and (c) add a provision allowing for action by majority written consent of the Company’s stockholders. On September 17, 2008, a majority stockholder holding 82.25% of the voting capital stock of the Company voted in favor of each of the aforementioned proposals at a Special Meeting of the Stockholders called for such purposes. Effective September 24, 2008, the Company filed a Certificate of Amendment in order to effect such proposals.

Effective August 27, 2008, the Company’s Board of Directors adopted Amended and Restated Bylaws of the Company in light of the fact that certain provisions therein were obsolete.

Effective September 26, 2008, the Board of Directors of the Registrant unanimously resolved to change the Company’s fiscal year end from February 28 to December 31 in light of the recent change of control of the Company as set forth in the Company’s Super 8-K.

ITEM 6. EXHIBITS

(a) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated August 12, 2008, by and among Trip Tech, Inc., SkyAce Group Limited and Pioneer Creation Holdings Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.1	Articles of Incorporation of Trip Tech, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on May 14, 2007

3.2	Amended and Restated Bylaws of Trip Tech, Inc. dated as of August 27, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2008

3.3	Memorandum and Articles of Association of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.4	Certificate of Incorporation of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.5	Memorandum and Articles of Association of Plentimillion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.6	Certificate of Incorporation of Plentimilllion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.7	Memorandum and Articles of Association of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.8	Certificate of Incorporation of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.9	Memorandum and Articles of Association of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.10	Certificate of Incorporation of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

EXHIBIT NO.	DESCRIPTION	LOCATION

3.11	Articles of Association of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.12	Certificate of Incorporation of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.13	Certificate of Correction to Trip Tech’s Articles of Incorporation, dated August 11, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.14	Certificate of Amendment to Certificate of Incorporation of the Company, dated September 24, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2008

3.15	Certificate of Corporate Resolutions Designating Series A Preferred Stock of the Company, dated August 12, 2008	Provided herewith

10.1	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland International	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.2	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland Logistics	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.3	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Shipping Online	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.4	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Winland International Shipping Agency Co., Ltd. and Dalian Winland Group Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.5
Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Winland International Shipping Agency Co., Ltd. and Dalian Weihang Logistic Agent Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

EXHIBIT NO.	DESCRIPTION	LOCATION

10.6
Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Winland International Shipping Agency Co., Ltd. and Dalian Winland Shipping Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.7	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and between Wallis Development Limited, Dalian Winland International Logistics Co., Ltd. and Dalian Winland Group Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.8	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and between Wallis Development Limited, Dalian Winland International Logistics Co., Ltd. and Dalian Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.9
Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and between Wallis Development Limited, Dalian Winland International Logistics Co., Ltd. and Dalian Winland International Shipping Agency Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.10	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Shipping Online Network Co., Ltd. and Li Honglin	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.11	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Shipping Online Network Co., Ltd. and Xue Ying	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.12	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland Group Co.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.13	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.14	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Weihang Logistic Agent Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.15	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland International Logistics Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.16	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland Group Co.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.17	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

EXHIBIT NO.	DESCRIPTION	LOCATION

10.18	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Li Honglin	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.19	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Xue Ying	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.20
Powers of Attorney, dated March 31, 2008, executed by Dalian Winland Group Co., Ltd., Dalian Winland Shipping Co., Ltd. and Dalian Weihang Logistic Agent Co., Ltd. in favor of Beijing Huate Xingye Keji Co. Ltd. For Dalian Winland International Shipping Agency Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.21
Powers of Attorney, dated March 31, 2008, executed by Dalian Winland Group Co., Ltd., Dalian Winland Shipping Co., Ltd. and Dalian Winland International Shipping Agency Co., Ltd. in favor of Beijing Huate Xingye Keji Co. Ltd. for Dalian Winland International Logistics Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.22	Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 28, 2008

21	List of Subsidiaries of Trip Tech, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	By: /s/ Xue Ying
Name: Xue Ying
Its: Chief Executive Officer, Secretary and Director

Date: November 14, 2008	By: /s/ Jing Yan
Name: Jing Yan
Its: Chief Financial Officer and
Principal Accounting Officer