Form 10-K
period 2008-12-31
Winland Online Shipping Holdings Corp
filed 2009-03-31
CIK 1397966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 333-142908

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Texas	20-5933927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

305 Zhongshan Road, Shahekou District, Dalian, The People’s Republic of China 116021

 (Address, including zip code, of principal executive offices)

86-411-39660000
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:  None.

Securities Registered Under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐         Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of June 30, 2008 was approximately $810,837.

The number of outstanding shares of the registrant’s common stock on March 30, 2009 was 130,000,000.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Index

TABLE OF CONTENTS

- i -

PART I

ITEM 1.	Business

Forward Looking Statements

Statements contained in this Annual Report on Form 10-K of Winland Online Shipping Holdings Corporation (formerly known as “Trip Tech, Inc.” and referred to herein as “WLOL” and together with WLOL’s subsidiaries and its variable interest entities, the “Company”) that are not purely historical are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, "believes", "seeks", "estimates" or similar expressions identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the Company’s expectations of our future liquidity needs, our expectations regarding our future operating results including our planned increase in our revenue levels and the actions we expect to take in order to maintain our existing customers and expand our operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to us as of such date. We assume no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in our filings with the U.S. Securities and Exchange Commission. All references to “Winland Online Shipping Holdings Corporation”, “us”, “we” or the “Company” in this Annual Report mean Winland Online Shipping Holdings Corporation, a Texas corporation, and all entities owned or controlled by Winland Online Shipping Holdings Corporation, except where it is made clear that the term means only the parent company. All tabular amounts are stated in US dollars.

Acquisition of SkyAce Group Limited

On August 12, 2008, Trip Tech, Inc. (n/k/a WLOL and sometimes referred to herein as “Trip Tech” when referring to the operations of the Company prior to the Exchange) entered into a Share Exchange Agreement with SkyAce Group Limited, a British Virgin Islands company Pioneer Creation Holdings Limited, a British Virgin Islands company and the sole stockholder of SkyAce. As a result of the share exchange, the Company acquired all of the issued and outstanding securities of SkyAce from Pioneer Creation in exchange for 76,925,000 newly-issued shares of the Company’s common stock, par value $0.001 per share and 1,000,000 shares of the Company’s Series A Preferred Stock which such preferred shares were convertible into (and subsequently did convert into) 30,000,000 shares of common stock (the “Exchange”).  On August 12, 2008, Pioneer Creation beneficially owned 82.25% of the voting capital stock of the Company. As a result of the Exchange, SkyAce became a wholly-owned subsidiary of WLOL.  On Octobers 23, 2008, Pioneer Creation converted its 1,000,000 shares Series A Preferred Stock into 30,000,000 shares of common stock. As a result, the total outstanding shares of common stock increased to 130,000,000, and Pioneer Creation now directly owns 82.25% of the voting capital stock of WLOL.

            The following is the disclosure regarding WLOL, SkyAce and SkyAce’s two wholly-owned subsidiaries: (a) Plentimillion Group Limited, a British Virgin Islands holding company (“Plentimillion”), the principal business activities of which consist of (through its wholly-owned subsidiaries) ocean transportation and chartering brokerage and (b) Best Summit Enterprise Limited, a British Virgin Islands holding company (“Best Summit” and together with Plentimillion, the “SkyAce Group”) which controls (as is more fully described below) (i) Dalian Winland International Shipping Agency Co. Ltd., a company organized under the laws of the People’s Republic of China, the principal activities of which include shipping agency services, booking cargo space, storage of goods and declaration at customs (“Winland International”), (ii) Dalian Winland International Logistics Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include freight forwarding services and logistics shipping agency services (“Winland Logistics”) and (iii) Dalian Shipping Online Network Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include online services for its members (“Shipping Online”, and together with Winland International and Winland Logistics, the “Winland International Group”).

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

Our common stock is currently traded on the Over-The-Counter Bulletin Board under the symbol “WLOL”. Immediately prior to the Exchange, Trip Tech was considered a “blank check” company with US$40,963 in assets and a net loss of US$34,965 for the fiscal year ending February 29, 2008.  On the date of the closing of the Exchange, the Company did not have any liabilities.

Current Operations of the Company (General Development of Business)

SkyAce

SkyAce is a holding company founded in British Virgin Islands on September 22, 2006 with no significant operations. SkyAce was formed solely for the purpose of acquiring Plentimillion and Best Summit from Mr. Li Honglin and Ms. Xue Ying, each of whom had owned fifty percent (50%) of both Plentimillion and Best Summit and each of whom now own fifty percent (50%) SkyAce. SkyAce has authorized capital of US$50,000 consisting of 50,000 ordinary shares authorized, two (2) of which are currently issued and outstanding and held by Trip Tech as a result of the Exchange. Li Honglin, a Director and the President of Winland, serves as a Director of SkyAce. Xue Ying, a Director, the Chief Executive Officer and the Secretary of Winland, also serves as a Director of SkyAce.

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

Plentimillion also acquired the following entities in 2008:

(i) Win Eagle Shipping Co., Ltd., a company organized under the laws of Malta on July 29, 2002 (“Win Eagle”);

(j) Win Bright Shipping Co., Ltd. a company organized under the laws of Malta on February 8, 2002 (“Win Bright”);

(k) Win Ever Shipping Co., Ltd., a company organized under the laws of Malta on February 8, 2002 (“Win Ever”).

(l) Win Glory S.A., a company organized under the laws of Panama on April 2, 2003 (“Win Glory”).

Plentimillion and each of its wholly-owned subsidiaries set forth above (collectively, the “Plentimillion Group”) are engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the Plentimillion Group are ocean transportation and chartering. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering businesses are managed by Kinki and Bestline. Lancrusier’s primary business is management and accounting, while Win Star, Bodar, Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever and Win Glory collectively own all of the Company’s vessels.

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

In compliance with the PRC’s foreign investment restrictions on internet information services and other laws and regulations, the Company conducts all of its internet information and media services and advertising in China through Winland International, Winland Logistics and Shipping Online, each a domestic variable interest entity (also referred to in this Annual Report as a “VIE”). In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Upon executing the Service Agreements, Winland International, Winland Logistics and Shipping Online (collectively also known as the “VIEs”) are all considered VIEs and the Company, through its ownership and control of SkyAce, Best Summit, Wallis and Beijing Huate, their primary beneficiary.

Pursuant to the Services Agreements, Beijing Huate provides on-going technical services and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, the stockholders of the VIEs have pledged all of their shares in the VIEs to Beijing Huate, representing one hundred percent (100%) of the total issued and outstanding capital stock of the VIEs, as collateral for non-payment under the Service Agreements or for fees on technical and other services due thereunder. Beijing Huate also has the power to appoint all directors and senior management personnel of the VIEs.

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

The Company's core business is international bulk cargo transportation. It has an ocean shipping fleet with 13 vessels, with self-owned carrying capacity of nearly 200,000 tons.  Through monthly voyage charter and time charter, the Company can provide carrying capacity of about 1,000,000 tons with shipping lines to major ports around the world.

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

Providing the comprehensive shipping and logistics services through the internet is not only the innovation and creation of the Company, but also the basis of transition for the entire shipping industry from the traditional business model to a modern business model. The Company believes it will create a broad space for development and lead the accelerated development of the entire shipping industry.

Through the above integrated business, the Company has a history of profitability.  The operating revenue of 2006 reached US$59.2 million, of which net profit was nearly US$7.4 million; as the global shipping market had a breakthrough in development, the Company has achieved annual operating revenues of US$70.3 million in 2007, net income of US$21.4 million, enjoying approximately 200% growth as compared with 2006. The operating revenue of 2008 reached $85.6 million, net income of $19.0 million.

Due to the impact in 2008 by the global financial crisis, the Company believes its growth rate will decrease in 2009. To take advantage of the current slump in the shipping markets, the Company intends to steadily expand its capacity and enlarge the size of its ocean transport fleet. The Company intends to continue to push forward with its comprehensive shipping and logistics services with Shipping Online.

Brief History of the Company’s Shipping Business

The Company was founded in 1993 as a chartering business. Since the market was dominated by State-owned enterprises at that time, the attitude and level of service was generally not satisfying to customers. Li Honglin, the founder of the Company, seized the opportunity to privately establish the Company by himself, giving full play to the advantages of service and price. The Company gradually received recognition from a large number of corporate customers.

With gradual accumulation of capital and experience, as well as an acute grasp of market trends, the Company leased its first vessel in 1995. In 1997, in light of the outbreak of the Southeast Asian financial crisis, the global shipping market experienced a downturn. Having an optimistic view on market prospects and a stable support of customer resources, the Company seized the opportunity to lease more vessels at a lower price, becoming a ship owner by direct purchase of vessels in 1998. After 2000, the Company expanded its fleet through the purchase of between 3-4 ships annually.

By the end of 2004, in order to become a modern comprehensive shipping company with sustainable development and innovation potential, the Company developed a strategy to provide traditional maritime services on the internet and created a new industry business and profitability model by integration of traditional shipping services and internet e-commerce.

To achieve this strategic planning, at the end of 2004 the Company launched the famous domestic online shipping portal “Shipping Online” and began providing network-based shipping services. Shipping Online is a maritime shipping portal and integrates traditional business practices into designing and developing on-line services for the most important parts of the international shipping industry. Shipping Online provides comprehensive platform solutions, and includes an industry trading platform and business operations platform based on our original information and marketing platform.

The operating income directly and indirectly generated from e-commerce services generated by Shipping Online has become an important added component of the Company’s revenues as well as an enormous publicity value which we believe will continue to advance the Company’s growth beyond the original shipping business of the Company. Winland International provides one-stop, multi-level professional shipping services in each link of the value chain through Shipping Online.

Market Segments of the Company

Bulk Cargo Transportation and Chartering

The three (3) main categories for international sea transportation are bulk cargo, container liner transport and oil and gas transport, of which bulk cargo transport occupies more than a forty percent (40%) market share and is generally considered the most important market segment of the shipping industry.

The bulk cargo transportation market can be further divided on the basis of the tonnage. The industry uses the following terms to describe such subsets of the bulk cargo transport market (from large to small size): The Capesize vessels market, the Panamax vessels market, the Supramax vessels market and the Handysize vessels market. The Company's fleet is primarily concentrated in the latter two categories, namely, the Supramax and Handysize vessel markets.

The Company conducts its shipping business through the Plentimillion Group and its two (2) main businesses are dry bulk shipping (voyage chartering and time chartering) and vessel chartering. During the fiscal years ended 2008 and 2007, 67% and 66% of SkyAce’s revenue was generated from dry bulk shipping revenues, respectively.

E-Commerce & Comprehensive Logistics Services

E-commerce services of the shipping industry mainly provide various professional services to enterprises in shipping, logistics, foreign trade, ship, marine, and other areas. Therefore, e-commerce services of the shipping industry have corresponding market segmentations in accordance with their respective customer groups and type of services. The three (3) most common market segments are as follows:

•
Shipping Information Services. Shipping websites of this type provide shipping information, statistics and data, market analysis, comments, transaction reports and other information services. Website sponsors are mainly research institutions and media with a full range of government background, such as “Chinese Shipping” by the Shanghai Shipping Exchange, the “CNET” by "China Shipping Weekly" under the Chinese Association of Traffic and Transportation. These shipping websites provide information services mainly by relying on their ability to obtain and report information, but without any business transaction information. This is the most common e-commerce service subset in the shipping industry.

•
Shipping Transactions. With the popularity of e-commerce services, more and more shipping companies understand that the internet is playing an increasingly important role on when they conduct business. Therefore a large number of shipping companies have begun to release information on their own products and services on the internet for promotion and the ability for customers to search their product. Such trend has formed an online trading market for the purpose of online transactions. If the shipping company timely posts information to benefit cargo owners and charter companies it will enhance the operational efficiency of vessels. When ship-owners desire to conduct ship trading, they can now choose to release relevant information on a shipping portal, resulting in more buyers and sellers to choose from yielding a better return. Shipping e-commerce websites of this type mainly provide a platform for business information and inquiry services and a direct link between member companies who can make off-line transactions and provide a trading platform for exchanges on business information. This is the second most common e-commerce service subset in the shipping industry.

•
Shipping Operations. The ultimate goal for enterprises is to not only access information but also to effectively use such information in actual business transactions. The two subsets above merely provide business with access to information. In order to enable customers to complete a transaction, Shipping Online assists customers in completing transactions directly through its network as an agent. As an agent, Shipping Online provides bulk cargo chartering, container online booking, spare parts and materials supply online services and ship sales. Such services go beyond the simple model of providing information by providing a practical and efficient operational platform for its member shipping companies.

Market Share and Competition

Bulk Cargo Transportation

In the segment markets of Supramax and Handysize vessels for bulk cargo transportation, with 13 self-owned vessels and ships by voyage charter and time charter, the Company’s transport capacity is approximately 1 million tons monthly, which is in the medium-sized level in Far East region with higher visibility and influence. For decades of service with stability and quality help it to consolidate a large number of loyal clients including some Chinese State-owned large enterprises such as China Capital Steel, China Bao Steel, China Minmetals, China National Petroleum and China Petrochemical, and other famous international enterprises, including Japan’s MARUBENI, MITSUBISHI and NIPPON, Korea’s POSCO and LG, Singapore’s LIVEN and Switzerland’s STEEL BASE. Set forth below is a compilation of some of our brand name clients:

With respect to competition, the Company competes with about 5 large State-owned shipping enterprises in China like COSCO, China Shipping and we also compete with approximately 100 small shipping companies (companies generally having 5 or less vessels). The Company generally ranks among the top 10 in its industry class with respect to size. The competitive advantages and disadvantages for each class of competition (including the Company’s current situation) are as follows:

Enterprise Type	Main Advantages	Main Disadvantages
China Large State- Owned Enterprises (approximately 5 enterprises)	• large fleet with strong transport capacity • Easy acquisition of large state cargo owners as a State-owned enterprise • High visibility and marketability • Rich resources, favorable policies	• Low efficiency and slow market reaction • Difficulty with cost control • Weak service awareness, unstable staff •Operation without flexibility and autonomy

The Company
•Advanced operation model, high-level internet application

 •Flexible decision-making of management, fast market reaction

 •Good cost control and scale effect

 •Stable staff, rich market experience

 •Strong service awareness and innovation
•Single vessel with small transport capacity, cargo resource constraints •Relative small fleet size •Little government background, little favor policy •Narrow financing and low growth rate

Small Shipping Companies (approximately 100 enterprises)	•Flat-styled management, relatively high efficient decision-making •Good service awareness, quick market reaction	•Small-sized fleet, inefficient transport capacity •Lack of industrial experience, unstable customer resources •Single business, weak risk control •High cost, no scale effect

From the comparison above it can be seen that the Company is a modern shipping company with innovative thinking. Compared with China's large state-owned enterprises, we have some constraints and relative disadvantages, however we believe we also have great potential for development. If the Company can rapidly expand its fleet size, update its capacity configuration and continue to reap the advantages of internet application and software strength, we believe it is possible to rapidly expand the scale of business and to access to larger space for our development in the future.

E-Commerce (Comprehensive Logistics Services)

There are less than ten (10) websites in the shipping industry in China, and Shipping Online’s website http://www.sol.com.cn is the leading website overall in the industry. With respect to the e-commerce market subsets, Shipping Online is still a market follower with respect to what we call “Shipping Information Services” (the obtainment and dissemination of industry information such as news and statistics) and thus, cannot provide information in the most-timely fashion compared with our State-owned competitors. However, we have adopted a competitive strategy of providing the most comprehensive and systemic shipping information through Shipping Online.

With respect to the industry subsection of the e-commerce market we call “Shipping Transactions”, Shipping Online was the first company to enter into such market, has the most experience with such market and is generally considered a leader in the provision of such services. The Company has rich experience in the shipping business and the Company’s management has laid a solid professional foundation for the design of online products and offline consulting services.

With respect to the industry subsection we call “Shipping Operations”, which is much more professional and complex, namely, the providing direct online operation to shipping enterprises, Shipping Online is the first e-commerce enterprise to deal directly with the shipping orders. On the one hand, we have stable business orders through Shipping Online, on the other hand our professional offline team can deal with orders in a timely manner, and provide the operations at the scene through local subsidiaries and member enterprises.

With respect to competition, Shipping Online is the first company in China to promote shipping services on the internet and is the first company to put it into practice. Therefore, we are unique in a vast majority of the online operations without competition in such areas. Through long-term practice and experience, we have established a relatively high entry barrier and therefore own a competitive advantage, which we believe will enable us to maintain the competitive edge for a long time in the future.

Shipping Online’s management team is very familiar with the shipping industry and has a profound understanding and grasp of the business needs of shipping companies, which provides products and services tailored to the needs of shipping companies and an unparalleled professional practicality. It is difficult for competitors to learn and imitate in a short period of time. Even if they can fully copy the shipping webpage, they cannot easily obtain the professional experience of our operational processes and off-line support. Once the business needs have changed, the internet services and processes must continuously adjust and optimize in order to meet the specific needs of enterprises. Thus, rapid market reaction and adjustment are problematic barriers for competitors in a short term.

Furthermore, an online order must be achieved under the professional support of an off-line team. An e-commerce portal only provides information and cannot complete transactions. It is at best a distribution center of information. Shipping Online’s off-line operational team entered the shipping market in 1993 and has more than 10 years of operational experience with freight forwarders, cargo agents, shipping agents, bulk cargo carting, sale and maintenance, spare part supply and other fields of application. The efficient systematic matching between off-line operations and online orders is a significant barrier for competitors.

The Company’s Products and Services

Introduction

As one of the most comprehensive modern international shipping companies in China and Asia based on the Internet, the Company is mainly engaged in a comprehensive range of online and off-line international shipping services such as bulk cargo transportation, chartering, shipping agents, international logistics, ship trading, spare parts supplies, crew recruitment and shipping porter operation, as well as relevant industry news and data analysis and advertising.

Comprehensive Business of the Company

Bulk Cargo Ocean Transportation Services

The Company has 13 self-owned vessels, with transport capacity of about 200,000 tons. Offering vessels by “voyage charter” and “time charter”, the Company’s transport capacity is approximately 1 million tons monthly for main lines in the world. The Capacity of a single vessel is from 3,000 tons to 40,000 tons. Our vessels sail under the Flags of St. Vincent, Malta, China and Hong Kong. The vessels are able to carry various types of cargo and provide multi-level and wide range of maritime transport services.

Online Chartering Services

The Company’s online chartering services are transaction services specifically designed for ship owners, charter agents, and various trading companies to achieve efficient interactions between ships and cargo (that is, matching suitable cargo for a suitable ship). To achieve this goal, we provide a service that automatically matches ship and cargo information in terms of ports, so that our on-line members can directly search by port name (or other key word) and use the information to meet their business needs.

To provide our online members fast, efficient and convenient transactions, our website has established a special chartering operation team which not only collects ship and cargo information from around the world, but also directly provides agency services to our members. Utilizing our experienced ship and cargo agents, members save on the cost of finding their counterparts on their own. At present, we have a staff of 10 persons that rely on information provided by our members every day and on various types of empty ship information, and our team also uses their own channels to collect information. They can provide online interactions to hundreds of vessels and provide professional, efficient chartering services for many ship and cargo owners.

Online Container Booking Business

Container booking is an important aspect of importing and exporting, and one that is unavoidable to many small and medium-sized cargo owners. Considering costs and efficiency, shipping companies generally do not provide direct booking services to small and medium-sized cargo owners. Instead, they authorize several major professional agents to accept booking, and costs related to such logistics increase for each additional agent. Generally speaking, agents are regional and unitary, that is, they only have certain advantages in their respective city or line, while the trading company often is not subject to the restrictions of geographical and export lines. Therefore, they sometimes are required to choose a number of agents to provide services which increases their operational complexity and management costs.

Shipping Online fully understands the problems that such traditional model brings to cargo owners. We offer online booking that makes use of the advantages of the internet in the dissemination and gathering of information collected with respect to container export booking orders of the same route from main port cities. This allows our members to reduce the number of intermediaries and as a result, obtain a lower price. Shipping Online reduces the costs of transportation for cargo owners and offers a more stable supply for shipping companies. Following this “gathering cargo resources, centralizing purchase” principle, when we launched online booking services, we obtained recognition by cargo owners and laid a good foundation for the market. The Company developed a profit model from such innovation through chartering for cargo owners and providing relevant operation services. We obtained profits of both price difference and operational fees. Based on the import and export of 100 million TEUs in China in 2007, this market size is at least US$5 billion (“TEU” means “twenty-foot equivalent unit”, an industry standard term used to describe a cargo container 20 feet long and 8 feet wide).

Online Ship Trading, Building and Maintenance Services

There are two main models of ship trading, building and maintenance services available in Shipping Online. One is a self-help transactions model among member companies, that is, member companies freely distribute information on or search for ship trading or maintenance or building information of all kinds and directly establish contacts with each other and then consummate a deal; the other main model is that we are appointed by a member to complete a transaction whereby the Company generates a 1% -3% commission from such transactions.

In order to increase the quantity and quality of information on ship trading, we encourage domestic member enterprises to release more information. We rely on an English version of the website as well as foreign channels of long-established cooperation in order to obtain abundant international ship trading information and thus serve as a communication bridge between domestic and foreign market.

With respect to ship repairing and manufacturing services, China has become the world's second largest shipbuilding base second only to the South Korea, and there has been a growing number of foreign shipping companies making shipbuilding orders to domestic repairing and manufacturing factories. We provide updated information on the competitive products and production capacity offered by these factories on our multilingual website for customers, accept shipbuilding inquiries abroad as a representative of ship owners and generate a commission equal to 1% -2% of the shipbuilding price.

Online Supplies Services of Spare Parts and Materials

With China's rapid economic development, China has become the world's processing factory. With respect to ship spare parts and common materials, China's products of good quality at a low price are recognized by the world over. The procurement of spare parts and materials are often made when a ship is calls at a port in China. However, language and other barriers often result in poor communication and low efficiency of procurement. Common practitioners are generally local small companies, and there is no domestic large-scale supplier in China. In fact, in accordance with the estimates on the above market, procurement of spare parts and materials in China and abroad every year reaches US$3 billion. Therefore in accordance with international norms on spare parts manuals, we provide over 100,000 categorized types of spare parts and materials on our website, and we accept online orders 24-hours a day. Such online marketplace greatly improves the accuracy and efficiency of procurement and is in line with our core network of suppliers for spare parts and materials and ship agents established in major cities in China. Goods are distributed quickly to the vessel at low cost, which is ideal for foreign shipping companies.

Online Crew Recruitment Service

The online recruitment services provided by Online Shipping are different from ordinary talent recruitment services in light of the stringent international restrictions for qualifications on different levels of work. Crew members are certified by professional service providers and therefore, we have developed an online crew recruitment system to account for the four (4) integral customer groups: ship owners, crew service companies, crew training schools and crew members. Recruiting information and training information are published by the employing units and resumes are posted by crew members so as to achieve an optimal allocation of human resources. With the continued prosperity of the international shipping market in recent years, the crew market, especially the senior crew market, is facing a serious shortage. Thus, the crew recruitment service market is full of great opportunities. Through steady development over seven (7) years, the online crew recruitment channel in Shipping Online has become China's leading platform for large-scale recruitment of crew members. Because many ship owner companies access Shipping Online for its offering of crew recruitment services, we believe Shipping Online has laid a good foundation for the Company to promote other business services to these member enterprises.

Shipping Online Information Services

Shipping Online provides comprehensive professional news services on ships, ports, maritime and trade for member companies. Through various channels we collect and summarize information on major industrial events with a global scope. We also gather statistical data in various fields to release in Shipping Online in categories for free reading by member companies so as to enhance customer loyalty.

In addition to industry news, statistics and other industrial information, we provide market price indices, transaction reports, analyses and other decision support information, particularly in several major businesses in the shipping industry, such as the Baltic series indices and market comments, the tankers transport market index, prices and comments on new ships, second-hand ships and the ship-dismantling markets, international fuel market prices and comments, the China Costal Bulk Freight Index and market analysis and the China Containerized Freight Index. These professional information services provide an important platform for member companies to understand markets and expand their businesses.

Shipping Online Marketing Platform Services

Compared with traditional media such as television, newspapers and magazines, internet media is more cost-effective, especially for a non-popular industry such as the shipping industry. Industrial portal advertising values are much higher than that of news portal sites because customer groups are more concentrated and pure in industrial portals and advertisements therein are much more persistent. Many shipping companies have come to realize these points and in recent years, they have gradually expanded their promotion investment in the network. We believe that the industrial portals are the best platforms for marketing activities of small and medium sized enterprises.

Shipping Online, a vertical portal in the shipping field, provides to its member companies a series of marketing services such as enterprise website building, network advertising, corporate interviews and event reports, to help increase member company visibility rapidly and to promote the business growth of such enterprises. Our advertising clients include American ABB, Germany MARES, Singapore Singhai Marine Services, the Hong Kong Supermar Machinery, China Marine and Seaman Service, Yingkou Port Affairs Group, Xiamen Port Affairs Group and International Shipping Agency ISB.

Key Customers

The Company’s major customers for the years ended December 31, 2008 and 2007, respectively who accounted for the following percentages of total revenue and account receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	December 31, 2008	December 31, 2007
Company A	3.85%	2.17%	-	-
Company B	2.61%	-	-	-
Company C	1.86%	-	-	-
Company D	1.05%	-	-	-
Company E	0.96%	-	-	-
Company F	-	8.24%	-	-
Company G	-	5.72%	-	-
Company H	-	2.00%	-	-
Company I	-	1.93%	-	-

Developmental Strategies of the Company

Growth Strategies

We have established a two-step strategy for the development of the Company. The first step is to enhance the integration of competitive business, such as bulk cargo transport and the online business of Shipping Online, and gradually turn the original business team to off-line operations of Shipping Online and provide comprehensive shipping services based on the internet, namely, “improve the offline business based on the internet”. The second step is to further intensify the marketing promotion of e-commerce platform and network building of Shipping Online once Shipping Online matures and stabilizes its online business, and to expand the sources and increase the number of online business orders. We believe the expansion of our online business will bring about steady expansion of the off-line business, and the model can be reproduced in other major shipping countries in the world. We believe Shipping Online will eventually become one of the most comprehensive, modern shipping and logistics service providers in the industry.

Sales Strategies

The Company acts as a modernized shipping company which supplies comprehensive shipping logistics services based on the internet. The Company has the following sales strategies:

•
Internet Sales Strategy. In light of lower efficiency and higher costs, the traditional shipping operating model is becoming the choke point of further development in the shipping industry. However, the emergence of e-commerce offers a clear way of breaking through the choke point. Shipping Online is one of the most famous and most influenced portal websites in the field of the shipping logistics. Every day, a mass of member companies log on the internet to issue and inquire about all kinds of shipping supply and demand information. This can supply the Company with a steady source of information for developing its business. Through active feedback from member companies, the Company can reduce the costs of expanding its business and gain considerable sales income. At the same time, we believe that Shipping Online will be able to expand its popularity and influence, such as advertising in the search engine and the plane media, co-organizing important exhibitions about the industry, and organizing and undertaking all types of selection activities.

•
“From Point to Surface” Sales Strategy. The shipping logistics comprehensive services offered by the Company through Shipping Online can supply shipping companies with overall business solutions. Usually, member companies will approach our website in order to obtain a certain service, however they realize after being exposed to all of the other services we offer that they need several other services. Our “from point to surface” sales strategy aims to first assist the member in solving its initial business issue or issues, and then introduce such member to our overall products and services, and encourage the member to introduce these services to its colleagues. Also, we will offer favorable package discounts. We believe such strategy will help us expand our business and increase our sales.

•
“Member Developing Member” Sales Strategy. Many of the member companies of the Shipping Online contact us actively through introductions made by their friends. We pay great attention to the public praise promotion between the clients. We encourage the existing member companies to introduce other companies to join the Shipping Online and to provide discounts or awards to such members for their contribution to the development of the customers in order to expand our sales.

•
Bit By Bit Local Sales Strategy. As a China-based shipping company, the Company divides its primary sales objects into three (3) parts according to its scale of business and regional advantage. The Company will input the advantage resources in turn from inner to outside according to the chart below. We will supply familiar clients in familiar markets with preponderant services in order to maintain stable corporate operations and efficient use of our resources.

            Sales Channels

The Company has been focusing on two channels. First, the Company has sought cooperation with the medium and large cargo owners and trading companies with long term transport agreements. Second, the Company has joined several agency groups. The Company reports its vessels’ open schedule to, and will receive cargo information from, the agents. This can increase the velocity and operating efficiency of the ships. These two sales channels cannot work without Shipping Online. Other than these two sales channels and the implementation of our sales strategies as discussed above, we mainly rely on telemarketing. We believe we will gradually rebuild and expand the range and scale of business of the existing branches, and build sales and service branches within China and abroad in port cities to supply the localized demographic services. We will demonstrate and promote network solutions directly to the shipping companies in order to increase the sales effects. In small and medium sized cities, we are planning to develop an agency sales network and target local companies which have a good reputation and recognize the corporate pattern of development in order to cooperatively build a profitable sales and services network.

Business Development

Plan For Expanding Transport Capacity. In order to further increase the scale effect of our fleet transport and to supply our clients a more convenient and well rounded maritime transport service, we are planning to renew and expand the capacity of our transport business by importing larger ships (Panamax and Capesize). Not only would this increase the variety of cargo transported, but this would increase the variety of targeted clients. We are actively increasing the Company’s level of internet and information application, increasing the operating efficiency and reducing operating costs in order to more closely supply clients with more transparent services.

Planning For Promotion of Shipping Online. With respect to network promotion, the Company will implement measures to ensure that our website appears more frequently and more prominently in online search engines.  With respect to traditional media, we plan to carry on integration and promotion in shipping magazines and newspapers at home and abroad in order to increase our image. Additionally, we are planning to put up a billboard in the area of the port docks of the important port cities in order to reinforce our brand image of the Shipping Online in the shipping industry, the logistics industry and foreign trade industry.

Plan For Technical R&D. The Company’s technical R&D planning is divided into three parts: one is to enforce the technicality and convenience of the Shipping Online’s services through increasing the research and understanding to the needs of the clients; another is, for the shipping companies, to develop business operational systems which can be installed and used in the client’s local computers based on the internet information resources; another is to continue to speed up the integration of inside and outside information of the shipping companies, and develop corporate information portal system which can cover the entire supply chains.

Planning for the National Marketing Network. With the increase of the membership companies of the Shipping Online and the continued expansion of the comprehensive internet-based services, we need to build a sales and service network covering the national main port cities, to shorten the response time of customer services and increase the speed of solving problems. In 2009, the Company intends to alter and rebuild the existing eight branches, including those in Beijing, Shanghai, Tianjin, Qingdao, Dalian, Yingkou, Zhangjiagang and Lianyungang, to meet the needs of the membership sales and member service of the Shipping Online.  From 2009 to 2010, the Company intends to complete the construction of the branches in such port cities as Ningbo, Xiamen, Shenzhen (or Guangzhou) and Guangxi province.  After 2010, the Company intends to select between 10 to 15 freshwater port cities and other grade one or two inland cities to develop a sales agency network, and to form a marketing and services network which covers the main national customers.

Planning for the Expansion of Personnel. The Company attaches great importance to the cultivation of professional talents, especially those who are accomplished in the shipping industry and in the internet e-commerce industry. In order to cooperate with the establishment of the branches above, the Company will continue to train and employ qualified management talent. Through continuously improving the Company’s corporate management structure, management systems and retention of talent and promotion practices, the Company provides its personnel with a favorable working atmosphere and opportunity for development.  The Company will continue to improve its hiring, human resources development, performance evaluation and training management practices.

Sources and Availability of Raw Materials from Suppliers

The Company has major oil suppliers who accounted for the following percentage of total oil purchases and total accounts payable during the fiscal year ended 2008 and 2007:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	December 31, 2008	December 31, 2007
Company J	23.63%	12.85%	-	1.41%
Company K	22.60%	-	-	-
Company L	11.28%	-	2.08%	-
Company M	8.69%	10.80%	6.57%	-
Company N	8.30%	30.54%	1.49%	-
Company O	-	11.20%	-	3.08%
Company M	-	11.70%	-	-

Research and Development (R&D)

The Company’s R&D is mainly devoted to our e-commerce business in two areas, the product and service R&D of Shipping Online and the management information system R&D for our off-line shipping business. Currently, there are eight (8) persons responsible for such R&D, all of which have earned at least their bachelors degree. Core technical personnel have worked with the Company for years, have engaged in system development for the shipping industry in the area of Internet, and have a deep understanding of the shipping industry and its business processes. The Company also owns the core technique in the area of exploring the shipping website called network gate and an industry system application related to the shipping industry.

The Company has spent US$41,379 (which are reflected in WLOL’s General and Administrative Expenses) for the year ended December 31, 2008, US$8,636 (included in Skyace’s General and Administrative Expenses) for the year ended December 31, 2007, US$5,726 (included in Skyace’s General and Administrative Expenses) for the fiscal year ended December 31, 2006 on Company-sponsored research and development activities as determined in accordance with US GAAP. The Company plans to spend US$55,000 during fiscal year 2009, US$70,000 during fiscal year 2010 and US$90,000 during fiscal year 2011 on Company-sponsored research and development activities.

Employees

As of the date of this Annual Report, the Company has approximately 150 employees.

Intellectual Property

The Company currently does not own any trademarks or patents. However, the Company did receive notification of acceptable of trademark registration for the trademarks “Winland” and “Shipping Online” from the Trademark Office of the State of Administration for Industry and Commerce on December 7, 2005 and September 27, 2005 respectively. The Company currently has three main domain names: www.sol.com.cn, www.winlandshipping.com and www.shippingonline.cn. These three (3) domain names are all in good standing.

ITEM 1A	Risk Factors

Not required for a "smaller reporting company".

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

The Company has the following material office and land leases:

Lessee	Property Address	Square Meters	Lessor	Commencement Date (Month and Year)	Termination Date (Month and Year)	Rental Amount per Year (US$)
Shipping Online	Room A2, Floor 23, Summit Building, No.4 Shanghai Rd., Zhongshan District, Dalian, China	54.98	Li Honglin	January 2009	January 2010 (Renews Every Year)	3,501.50

Winland International	Room D1, Floor 23, Summit Building, No.4 Shanghai Rd., Zhongshan District, Dalian, China	40.94	Li Honglin	January 2009	January 2010 (Renews Every Year)	3,501.50

Winland Logistics	Room C2, Floor 23, Summit Building, No.4 Shanghai Rd., Zhongshan District, Dalian, China	54.98	Li Honglin	January 2009	January 2010 (Renews Every Year)	3,501.50

Winland Logistics-Beijing Branch	Room 1418, Jingguang Business Center, Chaoyang District, Beijing, China	70.93	Jingguang Business Center Management Co.	December 2008	December 2009 (Renew Every Year)	13,666.66

Winland Shipping - Shanghai Branch	Unit E, Building 19, 855 S. Pudong Rd., Shanghai, China	140.85	Xing Tai Real Estate Co.	January 2009	January 2010 (Renew Every Two Years)	32,252.32

We believe that all of our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	Legal Proceedings

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2008 and as of the date hereof, the claim of $501,640.34 (including interest) by Sinoriches Global Ltd. for voyage charter contract dispute is in arbitration.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On August 27, 2008, the Board of Directors of the Company unanimously resolved to amend the Company’s Certificate of Formation in order to (a) change the name of the Company to “Winland Online Shipping Holdings Corporation”, (b) increase the Company’s authorized common stock to Two Hundred Million (200,000,000) shares and (c) add a provision allowing for action by majority written consent of the Company’s stockholders. On September 17, 2008, a majority stockholder holding 82.25% of the voting capital stock of the Company voted in favor of each of the aforementioned proposals at a Special Meeting of the Stockholders called for such purposes. Effective September 24, 2008, the Company filed a Certificate of Amendment in order to effect such proposals, a copy which is referenced as Exhibit 3.14 hereto.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For the Company’s Common Equity

Our common stock has traded on the OTCBB under the symbol “WLOL” since October 17, 2008. There has been an extremely limited public market for our common stock.  As of August 12, 2008 (the closing date of the Exchange), based on information provided to us from Pink Sheets, LLC, our common stock only traded on 2 days, on August 22, 2007 (sale price was $0.05 with the stock closing at $0.05) and November 29, 2007 (sale price was $0.25 with the stock closing at $0.25).  Set forth below is a table showing the high and low bids for each quarter within the last 2 fiscal years from which information is available as provided to us from Pink Sheets, LLC.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year Ended December 31, 2007
July 7 (first available) through September 28	NONE	NONE
October 1 through December 31	NONE	NONE

Year Ended December 31, 2008
January 2 through March 31	NONE	NONE
April 1 through June 13 (before a 1.480973971 split)
June 16 through June 30 (after a 1.480973971 split)	NONE	NONE
July 1 through August 8	NONE	NONE
August 11 through September 30 (after a 2 for 1 split)	$4.05	$1.50
October 1 through December 31	$4.00	$1.15

When the trading price of our common stock is below US$5.00 per share, the common stock is considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

Dividends

Dividends paid by WLOL, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Board of Directors of the Company. WLOL presently intends to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future.

On December 31, 2007, Skyace Group Limited declared a dividend of $48,213,871 which was paid in 2008.

Holders of Common Equity

As of the date of this Annual Report, we have issued and outstanding One Hundred Thirty Million (130,000,000) shares of our common stock to 18 holders of record and zero (0) shares of preferred stock. The Company believes that it has more stockholders since many of its shares are held in "street" name. See also the “Security Ownership of Certain Beneficial Owners and Management” above for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our common stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Annual Report, after giving effect to the Exchange. The Exchange occurred simultaneously with the cancellation of 7,107,278 shares of our common stock held by Mr. Gene Thompson, Trip Tech’s majority stockholder immediately prior to the Exchange.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008 and as of the date of this Annual Report, we had no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Performance Graph

Not required for a “smaller reporting company”.

Recent Sales of Unregistered Securities

On June 5, 2008, the Board of Directors of Trip Tech declared a forward stock split, effective June 12, 2008. The forward stock split was on a 1.480973973 for 1 basis affecting Trip Tech’s issued and outstanding common stock.  Each holder of the record of Trip Tech’s common stock as of June 5, 2008 was entitled to receive 0.480973973 additional shares of Trip Tech’s common stock for each share of common stock held on such date. No shares were issued for fractional shares.

On July 25, 2008, Trip Tech’s Board of Directors declared a forward stock split, effective August 8, 2008. The forward stock split was on a 2 for 1 basis affecting Trip Tech’s issued and outstanding common stock.  Each holder of the record of Trip Tech’s common stock as of July 25, 2008, was entitled to receive one (1) additional share of Trip Tech’s common stock for each share of common stock held on July 25, 2008. No shares were issued for fractional shares.

On August 12, 2008 (the closing date of the Exchange), pursuant to the terms of the Exchange Agreement, Trip Tech acquired all of the issued and outstanding capital stock of SkyAce in exchange for Seventy-Six Million Nine Hundred Twenty-Five Thousand (76,925,000) newly-issued shares of common stock and One Million (1,000,000) shares of Series A Preferred Stock which were convertible (and subsequently did convert) into Thirty Million (30,000,000) shares of common stock on October 23, 2008.

On August 12, 2008, pursuant to the terms of the Exchange Agreement, Mr. Gene Thompson cancelled 7,107,278 shares of our common stock.

As of December 31, 2008 and as of the date of this Annual Report, there were 130,000,000 shares of common stock issued and outstanding and zero (0) shares of preferred stock issued and outstanding. We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

Options and Warrants

As of December 31, 2008, and as of the date of this Annual Report, we have no outstanding options or warrants.

Transfer Agent and Registrar

Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209 currently acts as our transfer agent and registrar.

ITEM 6.	Selected Financial Data

Not required for a “smaller reporting company”.

ITEM 7.	Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This Annual Report includes forward-looking statements. Generally, the words “believes ”, “anticipates”, “ may ”, “ will ”, “ should ”, “ expect ”, “ intend ”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of WLOL and its subsidiaries and variable interest entities (VIEs) as follows:

Subsidiaries and Holding Companies:

(a)          SkyAce Group Limited is a wholly-owned subsidiary of WLOL and incorporated under the law of British Virgin Islands.

(b)          Plentimillion Group Limited is a wholly-owned subsidiary of SkyAce and incorporated in the British Virgin Islands.

(c)          Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SkyAce and incorporated in the British Virgin Islands.

(d)          Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of Best Summit Enterprise.

(e)          Beijing Huate Xingye Technology Limited (“Huate”) is registered in the People’s Republic of China on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

Subsidiaries of PGL - Businesses in Transportation and Chartering

(f)           Winland Shipping Co., Limited, is registered in Hong Kong.

(g)          Win Star Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines.

(h)          Bodar Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines.

(i)           Winland Dalian Shipping S.A. is incorporated in Panama, registered in Hong Kong.

(j)           Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

               (k)           Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

(l)           Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

(m)         Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

(n)          Beautiful Queen Shipping Co. was registered in Hong Kong, which was disposed by the Company in February, 2007.

(o)          Kinki International Industrial Limited is registered in Hong Kong, managing chartering business of vessels.

(p)          Bestline Shipping Limited is registered in Hong Kong, managing chartering business of vessels.

(q)          Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

(r)          Win Glory S.A. is incorporated in Panama and registered in Hong Kong.

VIEs - Businesses in Shipping Agency, Freight Forwarding and Online Services

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

As of December 31, 2008 and 2007, balance sheets of all VIEs have been included in the consolidated/combined balance sheets of the Company. The Company adopted SFAS No. 141 statement, which requires the consolidated/combined financial statements as of December 31, 2008 and 2007 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Income statements of all VIEs have been included in the Company’s consolidated/combined statements of income and comprehensive income for the years ended December 31, 2008 and 2007.

The following is a summary of the VIEs of the Company:

(s)          Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

(t)           Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

(u)          Dalian Shipping Online Network Co. Ltd. (“DSON”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

As of March 31, 2008, the Company entered into exclusive technical service agreements with DWIS, DWIL and DSON under which the Company provides technical and other services to DWIS, DWIL and DSON in exchange for substantially all net income of DWIS, DWIL and DSON. All voting rights of DWIS, DWIL and DSON are assigned to the Company, and the Company has the right to appoint all directors and senior management personnel of DWIS, DWIL and DSON. In addition, shareholders of DWIS, DWIL and DSON have pledged their equity interests in DWIS, DWIL and DSON as collateral to the Company for the non-payment of the fees for technical and other services due to the Company.

The Company applied the provision of FASB Interpretation No. 46R statement, “Consolidation of Variable Interest Entities” (“FIN 46R”) which states that VIEs may be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. As a result, DWIS, DWIL and DSON became the Company’s VIEs as of March 31, 2008.

The financial statements for the year ended December 31, 2007 are presented as combined financial statements under common control due to the fact that the chairman and the chief executive officer of the Company, respectively, owns 50% equity interest of the companies (a) through (u) above, directly or indirectly.

Inter-company accounts and transactions have been eliminated in consolidation.

Concentrations

The Company’s major customers as of and for the years ended December 31, 2008 and 2007 who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	December 31, 2008	December 31, 2007
Company A	3.85%	2.17%	-	-
Company B	2.61%	-	-	-
Company C	1.86%	-	-	-
Company D	1.05%	-	-	-
Company E	0.96%	-	-	-
Company F	-	8.24%	-	-
Company G	-	5.72%	-	-
Company H	-	2.00%	-	-
Company I	-	1.93%	-	-

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable as of and for the years ended December 31, 2008 and 2007 are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	December 31, 2008	December 31, 2007
Company J	23.63%	12.85%	-	1.41%
Company K	22.60%	-	-	-
Company L	11.28%	-	2.08%	-
Company M	8.69%	10.80%	6.57%	-
Company N	8.30%	30.54%	1.49%	-
Company O	-	11.20%	-	3.08%
Company M	-	11.70%	-	-

Use of Estimates

The preparation of the consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

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

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term debt is not significantly different from the carrying value as at December 31, 2008.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of 3 months or less to be cash equivalents. The Company maintains no bank account in the United States of America.

Inventories

Inventories of the Company are composed of fuel oil and diesel oil. Inventories are stated at the lower of cost or net realizable value (market value). The cost is determined on the basis of weighted average. Net realizable value is based on estimated selling prices less any further costs expected to be incurred for disposal.

Accounts Receivable

Accounts receivable include receivables from shippers and ship owners, net of a provision for doubtful accounts. At each balance sheet date, all potentially uncollectible accounts are assessed individually for purposes of determining the appropriate provision for doubtful accounts. At December 31, 2008 and 2007, the Company had no allowance for doubtful accounts.

Vessels and Depreciation Policies

Vessels are carried at cost less accumulated depreciation and impairment losses.

Vessels are stated at cost, which consists of the contract price of the directly purchased vessels or present value of minimum lease payments for the vessels acquired by capital lease, and any direct expenditure incurred upon acquisition for major improvements and delivery.

Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated residual value.  The residual value ranges from 0.4% to 6% of the imputed original cost at the birth date of the each vessel. The management estimates the useful lives of the vessels to be 25 years from birth. As all the vessels were second hand, the Company specified the depreciation periods by deducting the periods used before purchase from 25 years.

The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Expenditures for routine maintenance and repairs are expensed as incurred.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Motor vehicles	5 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Dry Dock Fees

Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry docking, to maintain the required operating certificates. International Maritime Organization (IMO) regulations generally require that vessels be dry docked every five years. Because dry dockings enable the vessel to continue operating in compliance with IMO requirements, the costs of these scheduled dry docking are customarily capitalized and are then amortized over a 60-month period beginning with the accounting period following the vessel’s release from dry docking.

Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the years ended December 31, 2008 and 2007.

Capital Leases

Those leases that transfer substantially all the benefits and risks of ownership of property to the Company are accounted for as capital leases. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year, otherwise the principal is included in amounts due after one year. The capitalized lease obligations reflect the present value of future lease payments. The financing element of the lease payments is charged to income over the term of the lease.

Revenue Recognition

Revenue is recognized based on the following four criteria:

(I) The amount of revenue can be measured reliably;

(II) It is probable that the economic benefits will flow to the Company;

(III) The stage of completion at the balance sheet date can be measured reliably;

(IV) The costs incurred, or to be incurred can be measured reliably.

For dry bulk shipping services, the allocation of revenue between reporting periods based on relative transit time in each reporting period with expenses recognized as incurred.

For chartering brokerage services, sales are recognized when the ship leaves port.

For shipping agency and freight forwarding services, sales are recognized when the ship leaves port.

For online services, sales are recognized according to the stage of completion in accordance with the service period defined in executed contracts.

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $110,435 and $69,405 were charged to operations for the years ended December 31, 2008 and 2007, respectively.

Income Tax

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Insurance Costs

There are 4 types of marine insurance for the Company which insures the vessels and shipping business as follows:

Insurance	Coverage	For The Year Ended December 31,
		2008	2007

Hull insurance	$83,800,000	$1,157,052	$1,022,696
Protection & indemnity insurance	83,800,000	920,598	778,832
Freight demurrage and defence insurance	deductible of $5,000 for all claims	90,935	80,348
Delay insurance	500,000	60,495	45,471
Other	-	-	2,228
Total		$2,229,080	$1,929,575

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the consolidated and combined statements of income and comprehensive income for the years ended December 31, 2008 and 2007.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive securities were included in dilutive earnings per share for the years ended December 31, 2008 and 2007. The Company did not have dilutive securities for the years ended December 31, 2008 and 2007.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars at currency exchange rates in effect at period-end and revenues and expenses are translated at average exchange rates in effect for the period. Gains and losses resulting from foreign currency transactions are included in results of operations. Gains and losses resulting from translation of foreign subsidiaries balance sheets are included as a separate component of shareholders’ equity.

	December 31, 2008	December 31, 2007

Year end RMB: US$ exchange rate	6.8542	7.3141
Average year RMB: US$ exchange rate	7.0842	7.5658

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

Reporting Segments

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative threshold or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the following reporting segments:

Dry Bulk Shipping Services – Dry bulk shipping services operates a fleet of 13 vessels that provides marine shipping services for dry and liquid bulk cargo shipping. This segment contributed 67% and 66% of combined operating revenues in 2008 and 2007, respectively.

Chartering Brokerage Services - Chartering brokerage services provide ship chartering services for unrelated shipping companies and shippers. This segment contributed 26% and 30% of combined operating revenues in 2008 and 2007, respectively.

“Other Activities” Representing Shipping Agency and Freight Forwarding Services and Online Services - Shipping agency and freight forwarding services provides transportation and logistic services to shippers in the PRC. Online services provide internet services for members.  This segment contributed 7.8% and 5.5% of consolidated and combined operating revenues in 2008 and 2007, respectively.

The Company has determined that there are 3 reportable segments: (1) Dry bulk shipping, (2) Chartering brokerage and (3) other activities. The “other activities” segment comprises shipping agency and freight forwarding services and online services. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (R), Business Combinations. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any; SFAS No. 160 will have on its financial statements.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, of SFAS 157, which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. The assets and liabilities measured at fair value under SFAS 157 in 2008 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

Results of Operations

Results of Operations for the Year Ended December 31, 2008 Compared With the YearEnded December 31, 2007 (in U.S. dollars, except otherwise as indicated)

	For The Years Ended December 31,
	2008		2007		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	85,565,599	100.0%	70,279,209	100.0%	15,286,390	21.8%
Vessel operating expenses	49,540,034	57.9%	41,004,663	58.3%	8,535,371	20.8%
Service costs	5,151,894	6.0%	2,596,981	3.7%	2,554,913	98.4%
Depreciation and amortization	7,110,643	8.3%	7,193,627	10.2%	(82,984)	-1.2%
General and administrative expenses	3,647,435	4.3%	1,711,637	2.5%	1,935,798	113.1%
Income from operations	20,115,593	23.5%	17,772,301	25.3%	2,343,292	13.2%
Interest expense, net	817,202	1.0%	1,789,254	2.5%	(972,052)	-54.3%
Insurance income, net	-	0.0%	945,996	1.3%	(945,996)	-100.0%
Other expense, net	209,227	0.2%	250,357	0.4%	(41,130)	-16.4%
Income tax expense	17,827	0.0%	66,086	0.1%	(48,259)	-73.0%
Income from continuing operations	19,071,337	22.3%	16,612,600	23.6%	2,458,737	14.8%
Gain from discontinued operations	-	0.0%	4,836,349	6.9%	(4,836,349)	-100.0%
Net income	19,071,337	22.3%	21,448,949	30.5%	(2,377,612)	-11.1%
Weighted average shares outstanding:
- Basic	115,877,596		106,925,000		8,952,596	8.4%
- Diluted	115,877,596		106,925,000		8,952,596	8.4%
Net income per share
- Basic	0.16		0.20		(0.04)	-20.0%
- Diluted	0.16		0.20		(0.04)	-20.0%

Revenues

Our revenues are derived from the operation of:

•	Dry bulk shipping

•	Chartering brokerage

•	“Other activities” which represent shipping agency and freight forwarding services and online services

For the year ended December 31, 2008, total revenues increased by $15.3 million, or 21.8%, to $85.6 million from $70.3 million for 2007. This increase is primarily attributable to the net increase of $11.4 million from dry bulk shipping which contributed 67% of revenues, $2.8 million from shipping agency, freight forwarding and the online services which contributed 26% of revenues and $1.1 million from chartering brokerage which contributed 8% of revenues.

Increases across all segment operations were heavily attributable to the impact by the increased profitability in the global shipping market during the first 9 months of 2008 compared with the same period of 2007. During the last 3 months of 2008, revenues from dry bulk shipping and chartering brokerage dropped by 33% and 8%, respectively, compared with the same period in 2007. This trend was attributable to the global financial crisis and the global economic recession. We anticipate this trend will continue in 2009.

Despite the unfavorable impact by the global economic crisis, the increase in our dry bulk shipping revenue is primarily attributable to an increase in revenue tons carried, coupled with an increase in freight rates for the first 9 months of 2008. The increases in our shipping agency, freight forwarding and online services were due to marketing efforts by the Company to expand our customer base. The increase in our chartering brokerage services was due to the increased brokerage commission and chartering volumes.

Vessel Operating Expenses

We incurred vessel operating expenses through the operation of our dry bulk shipping and chartering brokerage. For the year ended December 31, 2008, vessel operating expenses increased by $8.5 million, or 20.8%, to $49.5 million, as compared with $41.0 million in 2007. This increase was primarily in line with the increased revenue and partially attributable to the increase in fuel costs and crew expenses.

Service Costs

We incurred service costs through the operation of other activities in shipping agency and freight forwarding services and online services. For the year ended December 31, 2008, service costs increased by $2.6 million, or 98.4%, to $5.2 million, compared with $2.6 million in 2007. This increase is primarily attributable to increased revenue resulted from the operation of other activities.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees decreased by $0.08 million, or 1.2%, to $7.1 million for the year ended December 31, 2008, as compared to $7.2 million in 2007. This decrease is attributable to the fact that two vessels were fully depreciated in mid-year, partially off-set by increased amortization of dry dock fees by $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.94 million, or 113.1%, to $3.6 million for the year ended December 31, 2008 from $1.7 million in 2007. This increase was primarily attributable to increased employees’ salaries and bonus compensation.

Income from Operations before Interest and Tax Expenses

Income from operations increased by approximately $2.3 million, or 13.2%, to $20.1 million for the year ended December 31, 2008 from $17.8 million in 2007. This increase is primarily attributable to increased revenue, off-set by increased vessel expenses, service costs and general and administrative expenses.

As a percentage of revenue, income from operations before interest and tax expenses in 2008 declined to 23.5% from 25.3% in 2007, respectively. The Company deems this to be a reasonable fluctuation.

Interest Expense, Net

Net interest expense declined $1.0 million, or 54.3%, to $0.8 million for the year ended December 31, 2008, as compared to approximately $1.8 million in 2007. This decrease is primarily attributable to declining interest rates and an increase in payments to pay off outstanding long-term bank loans and capital lease obligations.

Insurance Income, Net

We recognized no insurance income during the year ended December 31, 2008, as compared to $0.95 million in 2007.

Other Expense, Net

For the year ended December 31, 2008, other expense decreased by $0.04 million, or 16.4%, to $0.21 million from $0.25 million in 2007. The Company deems such decrease to be a reasonable fluctuation.

Income Tax Expense

For the year ended December 31, 2008, income tax expense decreased by $0.05 million, or 73.0%, to $0.02 million from $0.07 million in 2007. The decrease was due to the fact that the corporate income tax rate decreased to 25% in 2008 from 33% in 2007.

Income from Continuing Operations

Income from continuing operations increased by approximately $2.5 million, or 14.8%, to $19.1 million for the year ended December 31, 2008 from $16.6 million in 2007. The increase in income from continuing operations is primarily attributable to increased income from operations and decreased interest expense, off-set by increased other expenses.

As a percentage of revenue, income from continuing operations in 2008 declined to 22.3% from 23.6% in 2007, respectively. The Company deems such decline to be a reasonable fluctuation.

Gain from Discontinued Operation

For the year ended December 31, 2008, we incurred no discontinued operations while net gain from disposal of discontinued operations of the vessel Beautiful Queen was recorded in the amount of $4.8 million in 2007.

Net Income

Net income decreased by $2.4 million, or 11.1%, to $19.1 million for the year ended December 31, 2008, as compared to $21.4 million in 2007. This decrease is attributable to the gain from discontinued operations for the year ended December 31, 2007 while we incurred no discontinued operations in 2008, off-set by increased income from continuing operations.

Earnings Per Share

For both basic and diluted shares, earnings per share decreased by $0.04, or 20.0%, to $0.16 for the year ended December 31, 2008 from $0.20 in 2007. This decrease is attributable to decreased net income of $2.4 million as well as increased shares for the year ended December 31, 2008.

Liquidity and Capital Resources

Our principal sources of funds are cash flow from operations and long-term bank debt. Our primary uses of funds are principal repayments on outstanding credit facilities and capital lease obligations and ongoing operations.

Operating Activities

For the year ended December 31, 2008, our cash provided by operating activities of $23.9 million is primarily attributable to our net income of $19.1 million adjusted by non-cash depreciation of $3.6 million and amortization of dry docking cost of $3.5 million, decrease in other receivables of $2.7 million and decrease in prepayments of $2.9 million, off-set by an increase in dry docking fees of $4.6 million and decrease in advance from customers of $2.5 million. For the year ended December 31, 2007, our cash provided by operating activities of $12.7 million is primarily attributable to the net income of $21.4 million with adjustments of non-cash depreciation of $4.4 million, amortization of $2.8 million, gain on disposal of discontinued operation of $5.1 million, increase in advance from customers of $2.5 million, off-set by an increase in dry docking fees of $6.4 million, increase in prepayments of $2.7 million, increase in accounts receivable of $1.6 million, increase in other receivables and other current assets of $1.5 million.

Investing Activities

Net cash used in the investing activities for the year ended December 31, 2008 was $0.09 million as compared to $36.3 million net cash provided by the investing activities in 2007.  This swing is primarily attributable to the cash proceeds from discontinued operations for the year ended December 31, 2007 while none for the corresponding period in 2008.

Financing Activities

Net cash used in our financing activities was $18.7 million and $47.4 million for the year ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, net cash used in financing activities mainly included payment of dividends of $48.2 million and repayments: (a) to related parties of $3.2 million, (b) of long-term loans of $2.8 million, (c) of long-term notes payable of $2.3 million, (d) of capital lease obligations of $1.5 million and (e) of short-term loans of $1.0 million and off-set by the proceeds from related parties of $40.4 million.

For the year ended December 31, 2007, net cash used in financing activities primarily included repayments: (a) to related parties $19.7 million, (b) of long-term loan of $16.6 million, (c) of short-term notes payable of $7.6 million, (d) of capital lease obligation of $2.9 million and (e) of long-term notes payments of $0.7 million.

We anticipate that our existing cash balance, as well as internal generated cash flow, will be sufficient to meet our liquidity needs through the year of 2009. We expect to continue to fund our operations with cash resources generated from our operations and cash resources from our credit facilities.

Working Capital

Our working capital increased to $1.7 million at December 31, 2008, from a working capital deficiency of $16.4 million at December 31, 2007. This increase is primarily attributable to no accrual for dividends at December 31, 2008 as compared to $48.2 million of dividends accrued at December 2007. We believe our working capital will continually improve via cash flow from our operations and cash resources generated from our credit facilities.

Capital Expenditures

As of December 31, 2008, we held two bank loans, three long-term notes payable and outstanding commitments with respect to non-cancelable operating leases for office facilities (see table of contractual obligations below).  We make capital expenditures in connection with these obligations.

We will use available capital on our strategic reserve fund, implementation shipping on-line portal, and pay to credit facilities.

 Material Commitments/Tabular Disclosure of Contractual Obligations

The long-term bank loans are due as follows:

Years Ended December 31,	Amount
2009	$2,811,672
2010	2,811,672
2011	2,107,800
Thereafter	408,290
Total	$8,139,434

The repayment schedule for long-term notes payable is as follows:

Years Ended December 31,	Amount
2009	$273,469
2010	2,954,393
Total	$3,227,862

As of December 31, 2008, future minimum payments required under non-cancelable leases are:

Period Ended December 31,	Amount
2009	77,106
2010	36,467
Total	$113,573

Off-Balance Sheet Arrangements

None.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for a “smaller reporting company”.

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

 Effective as of October 28, 2008, Malone & Bailey, PC amicably resigned as the independent registered public accounting firm of the Company.

Malone & Bailey, PC’s report on the Company’s financial statements for the past two (2) fiscal years, as well as the subsequent interim period through October 28, 2008, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles.

The resignation of the independent registered public accountants was approved by the Company’s Board of Directors effective as of October 28, 2008.

During the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through October 28, 2008, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through October 28, 2008, Malone & Bailey, PC did not advise the Company of any of the matters identified in Item 304(a)(v)(A) - (D) of Regulation S-K.

The Company requested that Malone & Bailey, PC furnish a letter addressed to the SEC stating whether it agrees with the statements made by the Company in its disclosure of the information above in its Current Report on Form 8-K as filed with the SEC on October 30, 2008 and, if not, stating the respects in which it does not agree. A copy of the letter is attached hereto as Exhibit 16.1.

Effective as of October 28, 2008, the Board of Directors of the Company approved the engagement of Weinberg & Company, P.A. as its independent registered public accounting firm to audit the Company’s financial statements.  The Company did not consult Weinberg & Company, P.A. on any matters described in Item 304(a)(2) of Regulation S-K during the Company’s two (2) most recent fiscal years or any subsequent interim period prior to engaging Weinberg & Company, P.A..

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K for the year ended December 31, 2008, our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2008 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

On September 26, 2008, the Board of Directors of WLOL appointed Xie Xiaoyan to serve as Chief Operating Officer, effective as of September 26, 2008. Ms. Xie has served as a Director of WLOL since August 12, 2008. For additional biographical information on Ms. Xie, please see the Section entitled “Directors, Executive Officers, Promoters and Control Persons” in WLOL’s Current Report on Form 8-K as filed with the SEC on August 12, 2008.

On August 27, 2008, the Board of Directors of WLOL unanimously resolved to amend the WLOL’s Certificate of Formation in order to (a) change WLOL’s name to “Winland Online Shipping Holdings Corporation”, (b) increase WLOL’s common stock to Two Hundred Million (200,000,000) shares and (c) add a provision allowing for action by majority written consent of WLOL’s stockholders. On September 17, 2008, a majority stockholder holding 82.25% of the voting capital stock of WLOL voted in favor of each of the aforementioned proposals at a Special Meeting of the Stockholders called for such purposes. Effective September 24, 2008, WLOL filed a Certificate of Amendment in order to effect such proposals, a copy of which is referenced as Exhibit 3.14 hereto.

Effective August 27, 2008, WLOL’s Board of Directors adopted Amended and Restated Bylaws in light of the fact that certain provisions therein were obsolete.  A copy of such Amended and Restated Bylaws are referenced as Exhibit 3.2 hereto.

Effective September 26, 2008, the Board of Directors of WLOL unanimously resolved to change WLOL’s fiscal year end from February 28 to December 31 in light of the recent change of control of WLOL as set forth in WLOL’s Current Report on Form 8-K as filed with the SEC on August 12, 2008.

On Octobers 23, 2008, Pioneer Creation Holdings Limited exercised its right to convert 1,000,000 shares of WLOL’s Series A Preferred Stock which it had received on August 12, 2008 in connection with the exchange into 30,000,000 shares of WLOL’s common stock. As a result, WLOL issued to Pioneer Creation 30,000,000 shares of its common stock to Pioneer Creation bringing the total number of issued and total issued and outstanding number of shares of WLOL’s common stock to 130,000,000.

On January 15, 2009, the Board of Directors of WLOL rescinded its Financial Code of Ethics which had been adopted by the Board of Directors and filed as Exhibit 14.1 to WLOL’s Annual Report on Form 10-K with the SEC on March 28, 2008. Also on January 15, 2009, the Board of Directors adopted a new Code of Ethics that applies to WLOL’s officers, directors and employees. A copy of such Code of Ethics is referenced herein as Exhibit 14.1.

On January 15, 2009, the Board of Directors of WLOL unanimously resolved to create an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. The Board appointed Si Zhaoqing, Michelle Sun and Xiao Liwu to serve as members of the Audit Committee, with Si Zhaoqing serving as Chairman. The Board appointed Xie Kewei, Xiao Liwu and Si Zhaoqing to serve as members of the Compensation Committee, with Xie Kewei serving as Chairman. The Board appointed Xiao Liwu, Xie Kewei and Si Zhaoqing to serve as members of the Corporate Governance and Nominating Committee, with Xiao Liwu serving as Chairman.

Also on January 15, 2009, the Board of Directors of WLOL approved Charters for each of the Audit Committee, Compensation Committee and the Corporate Governance and Nominating Committee. Copies of the Audit Committee Charter, the Compensation Committee Charter and the Corporate Governance and Nominating Committee Charter are referenced herein as Exhibits 99.1, 99.2 and 99.3, respectively.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Set forth below are the names of WLOL’s directors and officers, their business experience during the last 5 years, their ages and all positions and offices that they shall hold with the Company as of the date of this Annual Report.

Name	Age	Position(s)
Xue Ying	38	Chief Executive Officer, Secretary and Director
Li Honglin	43	Chairman of the Board and President
Jing Yan	41	Chief Financial Officer
Xie Xiaoyan	39	Chief Operating Officer, Director
Xiao Liwu	43	Independent Director
Xie Kewei	44	Independent Director
Si Zhaoqing	49	Independent Director
Michelle Sun	36	Independent Director

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives, except that Li Honglin and Xue Ying are husband and wife. None of our directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the “Biographies of Officers and Directors” section below.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by the Board and hold office until removed by the Board.

Biographies of Officers and Directors

Xue Ying. Ms. Xue has served as Chief Executive Officer, Secretary and as a Director of WLOL effective as of August 12, 2008. Ms. Xue also serves as a Director of SkyAce and as a Director of Plentimillion. In April 1993, together with her husband, Li Honglin, Ms. Xue founded Dalian Weihang Freight Forwarding Co., Ltd., a freight forwarding company in Dalian, China which carried out the business of freight forwarding agency and chartering and is the predecessor entity to the Company. Ms. Xue also was in charge of the corporate administrative work for the Company. Ms. Xue developed the Company for the next (10) years. Ms. Xue graduated from the law department of Nanjing University majoring in business law in 1992 and she earned her EMBA at China Europe International Business Administration College in Shanghai in 2007.

Jing Yan. Ms. Jing has served as Chief Financial Officer of WLOL effective as of August 12, 2008. Prior to joining WLOL, Ms. Jing owned her own CPA firm since 2004. With her extensive financial and accounting knowledge, along with comprehensive experience, Ms. Jing had been distinguished as a trusted advisor to investors and executives on financial, accounting and tax matters. Prior to 2004, Ms Jing worked for Han's Technologies, Inc. and ISP Channel (n/k/a Softnet Technology Corp. (SOFN.OB)). In this sector, she has played an important role in raising funds, exercising management decision-making, and practicing accounting system implementation. Ms. Jing holds a MBA degree in accounting from California State University and a BA degree in management from Shanghai Maritime University in China. Ms. Jing is also an active Certified Public Accountant.

Li Honglin. Mr. Li has served as President and a Director of WLOL effective as of August 12, 2008. Mr. Li also serves as Chairman of the Board of SkyAce. Mr. Li began his career working with the Dandong Ocean Shipping Company in Liaoning province, China. After five (5) years working with Dandong, Mr. Li established Dalian Weihang Freight Forwarding Co., Ltd. In 1993, a freight forwarding agency company in Dalian, China and the predecessor entity to the Company. Mr. Li founded the Company with his wife, Xue Ying, and in 1995, the Company purchased its first vessel. After ten (10) years of development, Mr. Li has expanded the Company into several fields of the international marine shipping business, from freight forwarding agency, shipping agency, ship chartering, ship management to bulk cargo ocean transport, container liner transport and shipping portal operation. Mr. Li Honglin has expertise in strategy management and in the operation of ocean transport companies. At the same time, he has a forward-looking insight into the development trend of the international ocean transport market and has an abundant ability of dealing with the risk. Mr. Li is a graduate of the Shanghai Ocean Shipping Institute (now known as the Shanghai Maritime University).

Xie Xiaoyan. Ms. Xie has served as a Director of WLOL effective as of August 12, 2008 and as Chief Operating Officer of WLOL since September 26, 2008. In 1993, she joined the Company as a secretary. After that, she used to serve as a cashier and operation administrator. In 2000, she began to take charge of the operation and management of the fleet. Moreover, she also has a deep understanding and grasp of the international shipping market. She used to participate in the core work such as a series of ship-purchase and sales, exploration of the new market and new business and so on, and has built up a long-term steady cooperation relationship with prime clients and related companies in the industry. She is one of founders of the Company. Ms. Xie graduated from Jinzhou Normal College with a major in foreign languages in 1991.

Xiao Liwu. Mr. Xiao has served as a Director of WLOL effective as of August 12, 2008. Mr. Xiao currently serves as President for Ningbo Penavico-ccl International Freight Forwarding Co. Ltd. in Ningbo, China and has served in such capacity for the past five (5) years. Xiao entered the logistics industry after graduating from Shanghai Maritime University in 1988. Mr. Xiao is considered a professional in the field of logistics.

Xie Kewei. Mr. Xie has served as a Director of WLOL effective as of August 12, 2008. Mr. Xie currently serves as Managing Director for China Container Line Co. Ltd. Shanghai Company and has served in such capacity since January 2002. Mr. Xie has devoting himself to the container transportation service for more than ten (10) years. He is also considered a professional in shipping industry. Mr. Xie got his bachelor’s degree from Shanghai Maritime University at 1988.

Si Zhaoqing. Mr. Si has served as a Director of WLOL effective as of August 12, 2008. Mr. Si currently serves as President of the China CITIC Bank branch in Jinzhou, Dalian and has served in such capacity since January 2008. Prior to that, Mr. Si served as Vice President of the Qingni branch of China CITIC Bank for five (5) years, during which Mr. Si was in charge of both the credit department and the accounting department. Mr. Si is an expert in financing and economic field and he is also a respected advisor. Mr. Si earned his bachelor’s degree from Dalian Fisheries University at 1982.

Michelle Sun. Ms. Sun has served as a Director of WLOL effective as of August 12, 2008. Ms. Sun currently serves for Harrison Accounting Group, Inc. in California since 2000. Ms. Sun has extensive experience from a variety of client assignments, including those in manufacturing, real estate, construction, retail, transportation, medical and nonprofit industries. Ms. Sun has nearly 10 years of experience in the accounting field and she is also a Certified Public Accountant in the State of California.

Legal Proceedings

None of the members of the Board or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

Significant Employees

The Company has no significant employees.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires a company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed as of December 31, 2008.

Committees of our Board of Directors

As of January 15, 2009, our Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee established in accordance with the Exchange Act and NASDAQ rules.  Prior to January 15, 2009, we did not have an Audit Committee, a Compensation Committee or a Corporate Governance and Nominating Committee.  Since January 15, 2009, the Audit Committee met one (1) time, the Compensation Committee met zero (0) times and the Corporate Governance and Nominating Committee met zero (0) times.  A brief description of each committee is set forth below.

•
Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditor’s objectivity and independence.  The Board appointed Si Zhaoqing, Michelle Sun and Xiao Liwu to serve as members of the Audit Committee, with Si Zhaoqing serving as Chairman, on January 19, 2009.  Our Audit Committee financial expert is Michelle Sun, an independent director.

•
Compensation Committee – The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to our executive officers and directors, including stock compensation and loans, and all bonus and stock compensation to all employees. As of January 19, 2009, Xie Kewei, Xiao Liwu and Si Zhaoqing serve as members of the Compensation Committee, with Xie Kewei serving as Chairman.

•
Corporate Governance and Nominating Committee – The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation.  The Nominating Committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements.  We have not adopted procedures by which security holders may recommend nominees to our Board of Directors.  As of January 19, 2009, Xiao Liwu, Xie Kewei and Si Zhaoqing serve as members of the Compensation Committee, with Xiao Liwu serving as Chairman.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for a “smaller reporting company”.

Summary Compensation Table

The following table sets forth compensation information for services rendered by certain of our former executive officers prior to the Exchange in all capacities during the last 3 completed fiscal years (ended December 31, 2008, February 29, 2008 and February 28, 2007). The compensation listed below which will be paid to our current officers will be paid by SkyAce. The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name And Principal Function (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)		Option Awards (US$) (f)	Non- Equity Incentive Plan Compen- sation (US$) (g)	Non- qualified Deferred Compen- sation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Gene Thompson, Former Officer (1)	12/31/08 2/29/2008 2/28/2007	-0- -0- -0-	-0- -0- -0-	-0- -0- 40,000	(2)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 40,000

Xue Ying, Chief Executive Officer and Secretary (3)	12/31/08 2/29/2008 2/28/2007	150,000 -0- -0-	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	150,000 -0- -0-

Li Honglin, President (4)	12/31/08 2/29/2008 2/28/2007	150,000 -0- -0-	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	150,000 -0- -0-

Jing Yan, Chief Financial Officer(5)	12/31/08 2/29/2008 2/28/2007	120,000 -0- -0-	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	120,000 -0- -0-

Xie Xiaoyan, Chief Operating Officer(6)	12/31/08 2/29/2008 2/28/2007	100,000 -0- -0-	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	100,000 -0- -0-

(1)	Mr. Thompson was the Sole Officer and Director of Trip Tech from Trip Tech’s inception through August 12, 2008.

(2)
Mr. Thompson was issued 8,000,000 founder shares (equal to 23,695,584 shares post August 8, 2008 forward split) of Trip Tech’s common stock valued at $40,000 as payment for services rendered to Trip Tech.

(3)
Xue Ying has served as WLOL’s Chief Executive Officer and Secretary effective as of August 12, 2008 and shall receive US$150,000 for her services as Chief Executive Officer and Secretary in the fiscal year ending December 31, 2009.

(4)	Li Honglin has served as WLOL’s President effective as of August 12, 2008 and shall receive US$150,000 for his services as President of WLOL in the fiscal year ending December 31, 2009.

(5)
Jing Yan has served as WLOL’s Chief Financial Officer effective as of August 12, 2008 and shall receive US$120,000 for her services as Chief Financial Officer of WLOL in the fiscal year ending December 31, 2009.

(6)
Xie Xiaoyan has served as WLOL’s Chief Operating Officer effective as of September 26, 2008 and shall receive US$100,000 for her services as Chief Operating Officer of WLOL in the fiscal year ending December 31, 2009.

As of December 31, 2008, we did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Executive Compensation – Narrative Disclosure

Mr. Gene Thompson was the former sole officer and sole Director of Trip Tech prior to the closing date of the Exchange (August 12, 2008). In connection with his services as an officer of Trip Tech, Mr. Thompson was issued 8,000,000 shares of common stock, which was issued to him in 2007. Immediately prior to the closing of the Exchange, Mr. Thompson owned 23,695,584 shares of common stock (post August 8, 2008 forward split and prior to his cancellation of 7,107,278 shares on August 12, 2008) constituting 78.51% of the issued and outstanding common stock immediately prior to the Exchange.  Pursuant to the Exchange Agreement, Mr. Thompson’s resignation from each of his positions as sole officer and as a Director of Trip Tech became effective as of August 12, 2008.

Director Compensation

We did not provide any compensation to our Directors during the fiscal year ended December 31, 2008. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

Additional Narrative Disclosure

Employment Agreements

There are currently no employment agreements by and between WLOL and its officers, directors or employees.

Benefit Plans

During the fiscal year ended December 31, 2008, we had no stock option, retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees, however our Board may recommend adoption of one or more such programs in the future.

In accordance with Chinese law, Winland International offers a welfare program pursuant to which it pays pension, accident, medical, birth, job and house allowance payments for all contract employees of Winland International and its affiliates.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of our common stock, all directors individually and all directors and officers as a group as of the date of this Annual Report, after giving effect to the Exchange and the change in control effective as of August 12, 2008. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

On August 12, 2008, Trip Tech issued to Pioneer Creation One Million (1,000,000) shares of Series A Preferred Stock, which such shares of Preferred Stock were convertible (and did convert) into Thirty Million (30,000,000) shares of common stock.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class(2)
Li Honglin, Chairman of the Board and President	0	106,925,000	(3)	106,925,000	(3)	82.25%
Xue Ying, Chief Executive Officer, Secretary and Director	0	106,925,000	(4)	106,925,000	(4)	82.25%
Jing Yan, Chief Financial Officer	0	0		0		0%
Xie Xiaoyan, Director	0	0		0		0%
Xiao Liwu, Director	0	0		0		0%
Xie Kewei, Director	0	0		0		0%
Si Zhaoqing, Director	0	0		0		0%
Michelle Sun, Director	0	0		0		0%
ALL DIRECTORS AND OFFICERS AS A GROUP (8 PERSONS):	0	106,925,000		106,925,000		82.25%
Pioneer Creation Holdings Limited 2nd Floor, Abbott Building Road Town Tortola British Virgin Islands	106,925,000			106,925,000		82.25%

(1)	Unless otherwise noted, each beneficial owner has the same address as WLOL.

(2)
Applicable percentage of ownership is based on 130,000,000 shares of our common stock outstanding as of the date of this Annual Report, together with securities exercisable or convertible into shares of common stock within sixty (60) days of the date of this Annual Report for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Li Honglin may be considered to beneficially own 53,462,500 shares by virtue of his 50% ownership in Pioneer Creation Holdings Limited and 53,462,500 shares by virtue of his spouse’s (Xue Ying’s) 50% ownership in Pioneer Creation Holdings Limited, which beneficially owns 106,925,000 shares of our common stock.

(4)
Xue Ying may be considered to beneficially own 53,462,500 shares by virtue of her 50% ownership in Pioneer Creation Holdings Limited and 53,462,500 shares by virtue of her spouse’s (Li Honglin’s) 50% ownership in Pioneer Creation Holdings Limited, which owns 106,925,000 shares of our common stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Exchange Agreement (Change of Control)

On August 12, 2008 (the closing date of the Exchange Agreement), WLOL acquired all of the issued and outstanding capital stock of SkyAce from Pioneer Creation in exchange for Seventy-Six Million Nine Hundred Twenty-Five Thousand (76,925,000) newly-issued shares of common stock and One Million (1,000,000) shares of Series A Preferred Stock which were convertible (and did convert) into Thirty Million (30,000,000) shares of our common stock. As a result of the Exchange, Pioneer Creation beneficially owns eighty-two and one quarter percent (82.25%) of the voting capital stock of WLOL. Upon the execution of the Exchange Agreement, Mr. Gene Thompson resigned as the sole officer and Director of WLOL and Li Honglin, Xue Ying, Xie Xiaoyan, Xiao Liwu, Xie Kewei, Si Zhaoqing and Michelle Sun were appointed to the Board of WLOL, effective immediately.

Related Party Transactions

The Company paid $1,366,667 and $56,117,871 of certain expenses on behalf of Dalian Winland Group Co., Ltd. in 2008 and 2007, respectively, of which no amount was due as of December 31, 2008.  The Company collected $40,281,647 and $34,717,441 on behalf of Dalian Winland Group Co., Ltd. in 2008 and 2007, respectively, of which $526,885 was due to Dalian Winland Group Co., Ltd. by the Company as of December 31, 2008 and as of March 2008.  Dalian Winland Group Co., Ltd. is controlled by the Chairman and Chief Executive Officer of WLOL.  The outstanding balances were interest-free, unsecured and had no fixed repayment term.

The Company paid $2,299,713 and $748,099 of certain expenses to related ports and received $4,155,446 and $0 of payments from related ports for the years ended December 31, 2008 and 2007, respectively, on behalf of Winland Container Lines Co., Ltd.  As of December 31, 2008 and as of March 2008, $759,042 was due to the Company by Winland Container Lines Co., Ltd., which is controlled by the Chairman and Chief Executive Officer of WLOL.  The outstanding balance is interest-free, unsecured and had no fixed repayment term.

In 2007, the Company made an interest-free, unsecured loan of $1,375,868 to Xue Ying, the Chief Executive Officer of WLOL, which was settled on March 31, 2008 (prior to the consummation of the Exchange on August 12, 2008).

Li Honglin, the Chairman of the Board of WLOL, rented his apartment to DSON as one of its office rooms in Dalian, China in 2007. Rental expense was $3,388 and $3,172 for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2007, Mr. Li received a $130,000 ocean fee on behalf of the Company, which was collected by the Company from Mr. Li in May 2008. As of December 31, 2008, there was no outstanding balance owed to Mr. Li.

Dalian Winland Shipping Co., Ltd. operates as a vessel management company for the Company. The vessel management fee for two 2 vessels was $36,000 for the years ended December 31, 2008 and 2007, respectively. The Company paid agency fees of $146,757 and $115,798 for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, on behalf of Dalian Winland Shipping Co., Ltd., the Company paid $7,015,600 and $0 of ocean fees and received $3,663,903 and $3,614,691 of ocean fees, respectively, of which the Company owed $120,664 and as of December 31, 2008 and as of March 2008.  All balances are interest-free, unsecured and had no fixed repayment term.

Dalian Master Well Ship Management Co., Ltd. is controlled by the Chairman and Chief Executive Officer of WLOL. It operates as the vessel management company for the Company. The vessel management fees for 11 vessels in the years ended December 31, 2008 and 2007 was $259,200 and $274,200, respectively. The Company paid $751,901 and $134,504 on behalf of Dalian Master Well Ship Management Co., Ltd. in the years ended December 31, 2008 and 2007, respectively. The Company collected $83,468 and $16,546 on behalf of Dalian Master Well Ship Management Co., Ltd. in the years ended December 31, 2008 and 2007 respectively. The outstanding balance of $48,614 at December 31, 2008 and as of March 2008 due by the Company is interest-free, unsecured, and have no fixed repayment term.

On January 1, 2005, the Company borrowed $1,614,770 (valued at December 31, 2008) in the form of a note from Dalian Winland Shipping Co., Ltd. for the purpose of purchasing the Company’s vessel Haoyue. The note bore interest at a rate of 5% per annum and was unsecured. As of December 31, 2008, this note was paid off.

On July 20, 2005, the Company borrowed $1,145,283 (valued at December 31, 2008) in the form of a note from Dalian Winland Shipping Co., Ltd. for the purpose to purchasing the Company’s vessel Andong.  The note bears interest at a rate of 5% per annum is unsecured and is due July 19, 2010. The Company paid $0 in principal and $138,003 in interest during 2008.  As of December 31, 2008 and as of the date of this Annual Report, the Company owed $1,145,283 under the note.

On July 20, 2005, the Company borrowed $1,809,110 (valued at December 31, 2008) in the form of a note from Dalian Winland Group Co., Ltd. for the purpose of purchasing the Company’s vessel Andong.  The note bears interest at a rate of 5% per annum is unsecured and is due July 19, 2010. The Company paid $0 in principal and $90,455 in interest during 2008.  As of December 31, 2008 and as of the date of this Annual Report, the Company owed $1,809,110 under the note.

The Company believes that each of the related party transactions set forth above to be fair and reasonable and made at arms length with such related party. The Company’s Audit Committee, which is comprised of solely independent directors, has also ratified each of these related party transactions after careful review and analysis.

Policies and Procedures for Related-Party Transactions

The Company did not have any policies or procedures for related party transactions for the fiscal year ended December 31, 2008.

Promoters

None.

Director Independence

The following directors are independent: Xiao Liwu, Xie Kewei, Si Zhaoqing and Michelle Sun.

The following directors are not independent: Li Honglin, Xue Ying and Xie Xiaoyan.

Promoters and Certain Control Persons

None.

ITEM 14.	Principal Accountant Fees and Services

The firm of Malone & Bailey, P.C. acted as our principal accountant and amicably resigned as the position with effective October 28, 2008. The following is a summary of fees incurred for services rendered.

The firm of Weinberg & Company, P.A. acts as our principal accountant with effective October 28, 2008. The following is a summary of fees incurred for services rendered.

Audit Fees

During the year ended December 31, 2008, the fees for our current principal accountant, Weinberg & Company, P.A., were $460,146 for the audit of our consolidated financial statements included in this Annual Report and reviews of Form 10-Q.

During the year ended December 31, 2008, the fees for our former principal accountant, Malone & Bailey, P.C. were $2,000 for quarterly reviews for the period ended May 31, 2008.

Audit-Related Fees

During the year ended December 31, 2008, our current principal accountant, Weinberg & Company, P.A., for, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the year ended December 31, 2008, our current principal accountant, Weinberg & Company, P.A., did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

During the year ended December 31, 2008, there were no fees billed for products and services provided by the current principal accountant, Weinberg & Company, P.A., other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Board of Directors during the fiscal year ended December 31, 2008, which, at the time of such approval, performed all of the functions of an Audit Committee prior to the subsequent formal creation of the Company’s existing Audit Committee and adoption of the Audit Committee’s Charter in January 2009.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

2.1	Share Exchange Agreement, dated August 12, 2008, by and among Trip Tech, Inc., SkyAce Group Limited and Pioneer Creation Holdings Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.1	Articles of Incorporation of Trip Tech, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on May 14, 2007

3.2	Amended and Restated Bylaws of Trip Tech, Inc. dated as of August 27, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 15, 2009

3.3	Memorandum and Articles of Association of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.4	Certificate of Incorporation of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.5	Memorandum and Articles of Association of Plentimillion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.6	Certificate of Incorporation of Plentimilllion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.7	Memorandum and Articles of Association of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.8	Certificate of Incorporation of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.9	Memorandum and Articles of Association of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.10	Certificate of Incorporation of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.11	Articles of Association of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.12	Certificate of Incorporation of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.13	Certificate of Correction to Trip Tech’s Articles of Incorporation, dated August 11, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.14	Certificate of Amendment to Certificate of Incorporation of the Company, dated September 24, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2008

3.15	Certificate of Corporate Resolutions Designating Series A Preferred Stock of the Company, dated August 12, 2008	Provided herewith

10.1	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland International	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.2	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland Logistics	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.3	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Shipping Online	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.4	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Winland International Shipping Agency Co., Ltd. and Dalian Winland Group Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

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
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.22	Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

16.1	Auditor Letter, dated October 28, 2008	Provided herewith

21	List of Subsidiaries of Trip Tech, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
Date: March 31, 2009

	By:	/s/ Xue Ying
Name: Xue Ying
Titles: Chief Executive Officer, Principal Executive Officer, Secretary and Director

/s/ Jing Yan
Name: Jing Yan
Titles: Chief Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

Chief Executive Officer,
/s/ Xue Ying	Principal Executive Officer,
Name: Xue Ying	Secretary and Director	March 31, 2009

/s/ Li Honglin	Chairman of the Board and
Name: Li Hongling	President	March 31, 2009

Chief Financial Officer and
/s/ Jing Yan	Principal Financial and
Name: Jing Yan	Accounting Officer	March 31, 2009

/s/ Xie Xiaoyan
Name: Xie Xiaoyan	Director	March 31, 2009

/s/ Xiao Liwu
Name: Xiao Liwu	Director	March 31, 2009

/s/ Xie Kewei
Name: Xie Kewei	Director	March 31, 2009

/s/ Si Zhaoqing
Name: Si Zhaoqing	Director	March 31, 2009

/s/ Michelle Sun
Name: Michelle Sun	Director	March 31, 2009

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.)
AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED)
AND 2007 (COMBINED)
TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1 – F-2

BALANCE SHEETS AS OF DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)	F-3 – F-4

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)	F-5 – F-6

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007	F-7

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)	F-8 – F-9

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)	F-10- F-32

F-i

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Winland Online Shipping Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Winland Online Shipping Holdings Corp. (formerly Trip Tech Inc.) and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the Company’s Item 9A(T) “Controls and procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winland Online Shipping Holdings Corp. and subsidiaries as of December 31, 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting policies generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Boca Raton, Florida
March 17, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Winland Online Shipping Holdings Corp. and Subsidiaries

We have audited the accompanying combined balance sheet of Skyace Group Limited and affiliates (the “Company”) as of December 31, 2007, and the related combined statement of income and comprehensive income, change in shareholders’ equity and cash flows for the year then ended. The combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Skyace Group Limited and affiliates as of December 31, 2007, and the result of their operations and their cash flows for the year then ended in conformity with accounting policies generally accepted in the United States of America.

K.P. Cheng & Company
Certified Public Accountants

/s/ K.P. Cheng & Company

Hong Kong, People’s Republic of China
August 12, 2008

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
BALANCE SHEETS

ASSETS
	December 31, 2008	December 31, 2007
	(Consolidated)	(Combined)

CURRENT ASSETS
Cash and cash equivalents	$8,233,588	$2,673,258
Accounts receivable	1,719,599	2,642,277
Inventories	2,560,644	1,628,972
Prepayments	766,236	3,651,129
Other receivables and other current assets	56,902	1,776,272
Deferred taxes	5,427	96,151
Due from related parties	760,256	41,113,181
Total current assets	14,102,652	53,581,240

Vessels, net	26,411,907	29,586,329
Fixed assets, net	236,194	227,913
Deferred dry dock fees, net	11,034,686	9,937,910
Deposits	-	943,151
Deferred taxes	-	4,065
Other intangible assets	3,647	3,418
Total long-term assets	37,686,434	40,702,786

TOTAL ASSETS	$51,789,086	$94,284,026

See accompanying notes to financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.)AND SUBSIDIARIES
BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2008	December 31, 2007
	(Consolidated)	(Combined)
CURRENT LIABILITIES
Accounts payable	$5,125,527	$6,071,664
Short-term bank loan	-	1,000,000
Current portion of long-term bank loans	2,811,672	2,811,672
Current portion of long-term notes payable	273,469	632,284
Current portion of capital lease obligations	-	1,441,925
Advances from customers	629,594	3,118,033
Accrued expenses	1,172,472	1,371,527
Due to related parties	768,586	3,981,289
Taxes payable	9,707	146,672
Deferred revenue	97,506	43,369
Other current liabilities	1,536,850	1,161,833
Dividend payable	-	48,213,871
Total current liabilities	12,425,383	69,994,139

LONG-TERM LIABILITIES
Long-term portion of bank loans	5,327,762	8,139,434
Long-term portion of notes payable, net of discount $0 and $7,275 at December 31, 2008 and 2007, respectively	2,954,393	4,561,400
Deferred taxes	5,231	-
Total long-term liabilities	8,287,386	12,700,834

TOTAL LIABILITIES	20,712,769	82,694,973

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock, $0.001 per share; 200,000,000 and 100,000,000 shares authorized at December 31, 2008 and 2007, respectively; 130,000,000 and 76,925,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	130,000	76,925
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 and 1,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	-	1,000
Additional paid-in capital	3,322,966	3,342,287
Accumulated other comprehensive income	758,511	375,338
Retained earnings	26,864,840	7,793,503
Total Shareholders’ Equity	31,076,317	11,589,053

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,789,086	$94,284,026

See accompanying notes to financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION (FORMERLY TRIP TECH, INC.)
AND SUBSIDIARIES
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2008	2007
	(Consolidated)	(Combined)
REVENUES	$85,565,599	$70,279,209

COSTS AND EXPENSES
Vessel operating expenses	49,540,034	41,004,663
Service costs	5,151,894	2,596,981
Depreciation and amortization	7,110,643	7,193,627
General and administrative expense	3,647,435	1,711,637
TOTAL COSTS AND EXPENSES	65,450,006	52,506,908
INCOME FROM OPERATIONS	20,115,593	17,772,301

OTHER INCOME (EXPENSES)

Interest expense, net	(817,202)	(1,789,254)
Insurance income, net	-	945,996
Other expense, net	(209,227)	(250,357)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,089,164	16,678,686

INCOME TAX EXPENSE	(17,827)	(66,086)

INCOME FROM CONTINUING OPERATIONS	19,071,337	16,612,600

DISCONTINUED OPERATIONS

Gain from disposition of discontinued operation	-	5,059,985
Loss from discontinued operation	-	(223,636)

NET GAIN FROM DISCONTINUED OPERATION	-	4,836,349

NET INCOME	19,071,337	21,448,949

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	383,173	187,607

OTHER COMPREHENSIVE INCOME	383,173	187,607

COMPREHENSIVE INCOME	$19,454,510	$21,636,556

See accompanying notes to financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION (FORMERLY TRIP TECH, INC.)
AND SUBSIDIARIES
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2008	2007
	(Consolidated)	(Combined)
Weighted average shares outstanding
- Basic	115,877,596	106,925,000
- Diluted	115,877,596	106,925,000

Income per share from continuing operations
- Basic	$0.16	$0.16
- Diluted	$0.16	$0.16

Income per share from gain from disposition of discontinued operation
- Basic	$-	$0.05
- Diluted	$-	$0.05

Income per share from loss from discontinued operation
- Basic	$-	$(0.01)
- Diluted	$-	$(0.01)

Net income per share
- Basic	$0.16	$0.20
- Diluted	$0.16	$0.20

See accompanying notes to financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Preferred Stock				Accumulated
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Total

BALANCE AT JANUARY 1, 2007	76,925,000	$76,925	1,000,000	$1,000	$3,342,287	$34,558,425	$187,731	$38,166,368

Foreign currency translation gain	-	-	-	-	-	-	187,607	187,607

Net income	-	-	-	-	-	21,448,949	-	21,448,949

Dividends declared to shareholders	-	-	-	-	-	(48,213,871)	-	(48,213,871)

BALANCE AT JANUARY 1, 2008	76,925,000	$76,925	1,000,000	$1,000	$3,342,287	$7,793,503	$375,338	$11,589,053

Foreign currency translation gain	-	-	-	-	-	-	383,173	383,173

Recapitalization	23,075,000	23,075	-	-	9,679	-	-	32,754

Conversion of preferred stock to common stock	30,000,000	30,000	(1,000,000)	(1,000)	(29,000)	-	-	-

Net income	-	-	-	-	-	19,071,337	-	19,071,337

BALANCE AT DECEMBER 31, 2008	130,000,000	$130,000	-	$-	$3,322,966	$26,864,840	$758,511	$31,076,317

See accompanying notes to financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
	(Consolidated)	(Combined)

CASH FLOWS FROM OPERATING ACTIVITIES:	$19,071,337	$21,448,949
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,577,404	4,413,272
Amortization	3,533,239	2,780,355
Discount on long term notes payable	44,765	81,006
Amortization of capital lease obligations	72,175	196,268
Deferred taxes	100,020	(20,926)
Gain on disposal of discontinued operation	-	(5,059,985)
Discontinued operation	-	223,636

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	922,678	(1,641,071)
Inventories	(931,672)	(219,589)
Prepayments	2,884,893	(2,668,316)
Other receivables and other current assets	2,661,078	(1,495,010)
Dry dock fees	(4,630,014)	(6,439,274)

Increase (Decrease) In:
Accounts payable	(946,137)	(807,199)
Advance from customers	(2,488,439)	2,451,039
Accrued expenses	(199,055)	(615,466)
Taxes payable	(136,964)	74,969
Other current liabilities	397,708	19,383
Net cash provided by operating activities	23,933,016	12,722,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(87,239)	(41,082)
Discontinued operation	-	36,294,530
Net cash (used in) provided by investing activities	(87,239)	36,253,448

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans	(2,811,672)	(16,586,677)
Repayment of short-term loan	(1,000,000)	-
Repayments of long-term notes payable	(2,297,889)	(672,443)
Repayments of short-term notes payable	-	(7,595,037)
Repayments of capital lease obligations	(1,514,100)	(2,921,250)
Proceeds from related parties	40,354,139	-
Repayments to related parties	(3,181,257)	(19,668,447)
Payment of dividends	(48,213,871)	-
Net cash used in financing activities	(18,664,650)	(47,443,854)

See accompanying notes to financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	2008	2007
	(Consolidated)	(Combined)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,181,127	1,531,635
Effect of exchange rate changes on cash	379,203	(88,119)
Cash and cash equivalents at beginning of year	2,673,258	1,229,742

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,233,588	$2,673,258

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$496,667	$1,515,158
Income taxes paid	$53,859	$12,873

SUPPLEMENTARY NON-CASH  DISCLOSURES:

1.
On February 2, 2007, the Company disposed of Beautiful Queen Shipping Company Limited, a subsidiary of the Company (“B. Queen”). The net cash proceeds were $36,294,530 after deducting legal expenses of $705,470. Also, see Note 14. The following represents the assets and liabilities at the date of disposal:

February 2, 2007

Vessel, net	$31,234,545
Net asset	31,234,545

Proceeds from disposition	37,000,000
Less: Legal expenses	(705,470)
Net proceeds	36,294,530

Gain from disposition	$5,059,985

See accompanying notes to financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Winland Online Shipping Holdings Co. (Formerly Trip Tech, Inc.) was incorporated under the laws of Texas on November 17, 2006. On September 23, 2008, Trip Tech, Inc. changed its name to Winland Online Shipping Holdings Corporation (“WLOL”).

On August 12, 2008, Trip Tech, Inc. (“Trip Tech”) entered into a share exchange agreement with Skyace Group Limited (“SGL”) and Pioneer Creation Holdings Limited (“PCH”). PCH is the sole shareholder of SGL. As a result of the share exchange, Trip Tech acquired all of the issued and outstanding securities of SGL from PCH in exchange for 76,925,000 newly-issued shares of Trip Tech’s common stock, par value $0.001 per share and 1,000,000 shares of Series A Preferred Stock, which such Preferred Shares would be converted into 30,000,000 shares of Common upon Trip Tech amending its Articles of Incorporation to sufficiently increase the number of authorized shares of Common Stock in order to effect such issuance. SGL became a wholly-owned subsidiary of WLOL. At the time of the merger, WLOL had 23,075,000 shares of common stock. On September 23, 2008, the authorized shares were increased to 200,000,000 shares. On Octobers 23, 2008, 1,000,000 shares of preferred stock, par value of $0.001 were converted into 30,000,000 shares of common stock. As a result, the total outstanding shares of common stock increased to 130,000,000, and PCH owned 82.25% of the voting capital stock of WLOL.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The acquisition was accounted for as the recapitalization of SGL. Accordingly, the consolidated and combined statements of income include the results of operations of SGL from January 1, 2008 and 2007, and the results of operations of WLOL from the acquisition date through December 31, 2008.

Winland Online Shipping Holdings Corporation (the “Company”) and subsidiaries is mainly engaged in a comprehensive range of online and off-line international shipping services such as dry bulk shipping, chartering, shipping agency, and international logistics.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation and Combination

The consolidated financial statements include the accounts of WLOL and its subsidiaries and variable interest entities (“VIEs”) (the “Company”) as follows:

I. Subsidiaries and Holding Companies:

a)	SGL is wholly-owned subsidiary of WLOL and incorporated under the law of British Virgin Islands (“BVI”).

b)	Plentimillion Group Limited (“PGL”) is a wholly-owned subsidiary of SGL and incorporated in BVI.

c)	Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SGL and incorporatedin BVI.

d)	Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of BSL.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)  Principles of Consolidation and Combination (Continued)

II. Subsidiaries of PGL - Businesses in transportation and chartering:

e)	Beijing Huate Xingye Technology Limited (“Huate”) was registered in the People’s Republic ofChina (“PRC”) on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

f)	Winland Shipping Co., Limited, is registered in Hong Kong.

g)	Win Star Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines (“S.V.G.”).

h)	Bodar Shipping Co., Limited, is incorporated and registered in S.V.G.

i)	Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong,

j)	Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

k)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

m)	Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

n)	Beautiful Queen Shipping Co. was registered in Hong Kong and was disposed by the Company in February, 2007.

o)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering business of vessels.

p)	Bestline Shipping Limited is registered in Hong Kong, managing chartering businessof vessels.

q)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

r)	Win Glory S.A. is incorporated in Panama, registered in Hong Kong.

III. VIEs - Businesses in Shipping Agency, Freight Forwarding and Onlines Services:

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)  Principles of Consolidation and Combination (Continued)

To comply with the People’s Republic of China (“PRC”) laws and regulations, the Company provides substantially all its shipping agency and freight forwarding services and online services in China via its VIEs. These VIEs are wholly-owned by certain related parties or directors of the Company. The Company entered into exclusive technical service agreements with the VIEs as of March 31, 2008 under which the Company provides technical and other services to the VIEs in exchange for substantially all net income of the VIEs. All voting rights of the VIEs are assigned to the Company and the Company has the right to appoint all directors and senior management personnel of the VIEs. In addition, shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of fees for technical and other services due to the Company.

As of December 31, 2008 and 2007, balance sheets of all VIEs have been included in the consolidated/combined balance sheet of the Company. The Company adopted SFAS No. 141 statement, which requires the consolidated/combined financial statements as of December 31, 2008 and 2007 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Income statements of all VIEs have been included in the Company’s consolidated/combined statements of income and comprehensive income for the year ended December 31, 2008 and 2007.

The following is a summary of the VIEs of the Company:

s)	Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

t)	Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

u)	Dalian Shipping Online Network Co. Ltd. (“DSON”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

As of March 31, 2008, the Company entered into exclusive technical service agreements with DWIS, DWIL and DSON under which the Company provides technical and other services to DWIS, DWIL and DSON in exchange for substantially all net income of DWIS, DWIL and DSON. All voting rights of DWIS, DWIL and DSON are assigned to the Company, and the Company has the right to appoint all directors and senior management personnel of DWIS, DWIL and DSON. In addition, shareholders of DWIS, DWIL and DSON have pledged their equity interests in DWIS, DWIL and DSON as collateral to the Company for the non-payment of the fees for technical and other services due to the Company.

The Company applied the provision of FASB Interpretation No. 46R statement, “Consolidation of Variable Interest Entities” (“FIN 46R”), a variable interest entities (“VIEs”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. As a result, DWIS, DWIL and DSON became the Company’s VIEs as of March 31, 2008.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)  Principles of Consolidation and Combination (Continued)

The financial statements for the year ended December 31, 2007 are presented as combined financial statements under common control due to the fact that the chairman and the chief executive officer of the Company, respectively, owns 50% equity interest of the companies a) through u) above, directly or indirectly.

Inter-company accounts and transactions have been eliminated in consolidation.

(b)  Concentration

The Company’s major customers as of and for the years ended December 31, 2008 and 2007 who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	December 31, 2008	December 31, 2007
Company A	3.85%	2.17%	-	-
Company B	2.61%	-	-	-
Company C	1.86%	-	-	-
Company D	1.05%	-	-	-
Company E	0.96%	-	-	-
Company F	-	8.24%	-	-
Company G	-	5.72%	-	-
Company H	-	2.00%	-	-
Company I	-	1.93%	-	-

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable as of and for the years ended December 31, 2008 and 2007 are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	December 31, 2008	December 31, 2007
Company J	23.63%	12.85%	-	1.41%
Company K	22.60%	-	-	-
Company L	11.28%	-	2.08%	-
Company M	8.69%	10.80%	6.57%	-
Company N	8.30%	30.54%	1.49%	-
Company O	-	11.20%	-	3.08%
Company M	-	11.70%	-	-

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Use of Estimates

The preparation of the consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(d) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, due to/from related parties, other receivables and prepaid expenses, due from/to employees, prepayments, accounts payable, other payables and accrued liabilities, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term debt is not significantly different from the carrying value as at December 31, 2008.

(e) Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America.

(f) Inventories

Inventories of the company are composed of fuel oil and diesel oil. Inventories are stated at the lower of cost or net realizable value (market value). The cost is determined on the basis of weighted average. Net realizable value is based on estimated selling prices less any further costs expected to be incurred for disposal.

(g) Accounts Receivables

Accounts receivables include receivables from shippers and ship owners, net of a provision for doubtful accounts. At each balance sheet date, all potentially uncollectible accounts are assessed individually for purposes of determining the appropriate provision for doubtful accounts. At December 31, 2008 and 2007, the Company has no allowance for doubtful accounts.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Vessels and Depreciation Policy

Vessels are carried at cost less accumulated depreciation and impairment losses. Also see Note 3.

Vessels are stated as cost which consists of the contract price of the directly purchased vessels or present value of minimum lease payments for the vessels acquired by capital lease, and any direct expenditure incurred upon acquisition for major improvements and delivery.

Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated residual value.  The residual value ranges from 0.4% to 6% of the imputed original cost at the birth date of each vessel. Management estimates the useful lives of the vessels to be 25 years from the birth date. As all the vessels were second hand, the Company specified the depreciation periods by deducting the periods used before purchase from 25 years.

The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Expenditures for routine maintenance and repairs are expensed as incurred.

(i) Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Motor vehicles	5 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(j) Dry Dock Fees

Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry docking, to maintain the required operating certificates. International Maritime Organization (IMO) regulations generally require that vessels be dry docked every five years. Because dry docking enable the vessel to continue operating in compliance with IMO requirements, the costs of these scheduled dry docking are customarily capitalized and are then amortized over a 60-month period beginning with the accounting period following the vessel’s release from dry docking. Also see Note 5.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the years ended December 31, 2008 and 2007.

(l) Capital Leases

Those leases that transfer substantially all the benefits and risks of ownership of property to the Company are accounted for as capital leases. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year, otherwise the principal is included in amounts due after one year. The capitalized lease obligations reflect the present value of future lease payments. The financing element of the lease payments is charged to income over the term of the lease.

(m) Revenue Recognition

Revenue is recognized based on the following four criteria:

(I) The amount of revenue can be measured reliably;

(II) It is probable that the economic benefits will flow to the Company;

(III) The stage of completion at the balance sheet date can be measured reliably;

(IV) The costs incurred, or to be incurred can be measured reliably.

For dry bulk shipping service, the allocation of revenue between reporting periods based on relative transit time in each reporting period with expenses recognized as incurred.

For chartering brokerage services, sales are recognized when the ship leaves port.

For shipping agency and freight forwarding services, sales are recognized when the ship leaves port.

For online services, sales are recognized according to the stage of completion in accordance with the service period defined in executed contracts.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $110,435 and $69,405 were charged to operations for the years ended December 31, 2008 and 2007, respectively.

(o) Income Tax

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Also see Note 11.

(p) Insurance Costs

There are four kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

Insurance	Coverage	For The Year Ended December 31,
		2008	2007

Hull insurance	$83,800,000	$1,157,052	$1,022,696
Protection & indemnity insurance	83,800,000	920,598	778,832
Freight demurrage and defence insurance	deductible of $5,000 for all claims	90,935	80,348
Delay insurance	500,000	60,495	45,471
Other	-	-	2,228
Total		$2,229,080	$1,929,575

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the consolidated and combined statements of income and comprehensive income for the years ended December 31, 2008 and 2007.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive securities are included in dilutive earnings per share for the years ended December 31, 2008 and 2007. The Company does not have dilutive securities for the years ended December 31, 2008 and 2007.

(r) Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars at currency exchange rates in effect at period-end and revenues and expenses are translated at average exchange rates in effect for the period. Gains and losses resulting from foreign currency transactions are included in results of operations. Gains and losses resulting from translation of foreign subsidiaries balance sheets are included as a separate component of shareholders’ equity.

	December 31, 2008	December 31, 2007

Year end RMB: US$ exchange rate	6.8542	7.3141
Average year RMB: US$ exchange rate	7.0842	7.5658

(s) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

  (t) Reporting Segments

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative threshold or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the following reporting segments:

Dry Bulk Shipping Service – Dry bulk shipping service operates a fleet of thirteen vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 67% and 66% of combined operating revenues in 2008 and 2007, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  (t) Reporting Segments (Continued)

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for unrelated shipping companies and shippers. The segment contributed 26% and 30% of combined operating revenues in 2008 and 2007, respectively.

Shipping Agency and Freight Forwarding Service, and Online Service - Shipping agency and freight forwarding service provides transportation and logistic services to shippers in the PRC. online services provide internet services for members. The segment contributed 7.8% and 5.5% of consolidated and combined operating revenues in 2008 and 2007, respectively.

The Company has determined that there are three reportable segments: (1) Dry bulk shipping, (2) Chartering brokerage, and (3) other activities segment. The other activities segment comprises shipping agency and freight forwarding service, and online service. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information). Also see Note 13.

(u) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any; SFAS No. 160 will have on its financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u) Recent Accounting Pronouncements (Continued)

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, of SFAS 157, which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. The assets and liabilities measured at fair value under SFAS 157 in 2008 did not have a material impact on the Company’s consolidated financial statements.

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

3.	VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of December 31, 2008 and 2007. Among the thirteen vessels, two of them denoted (a) were acquired by syndicated loans and are still under pledge; nine vessels denoted (b) were acquired through capital leases; and the two remaining denoted (c) were acquired through the long-term notes payable from related parties. Also see Notes 6, 8 and 10.

The cost and related accumulated depreciation of vessels disposed together with the discontinued operation are eliminated from the accounts and any gain or loss is included in the statement of income. Also see Note 12. The vessels of the Company consist of the following:

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

3.	VESSELS (CONTINUED)

		December 31, 2008	December 31, 2007

At cost:
Win Hope	(b)	$2,679,285	$2,679,285
Win Ever	(b)	1,737,966	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,697	2,503,697
Win Grace	(b)	3,677,861	3,677,861
Win Moony	(b)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(c)	2,954,393	2,586,504
Haoyue	(c)	1,614,770	1,695,356
		$55,215,440	$54,928,137
Less: Accumulated depreciation
Win Hope	(b)	1,768,328	1,527,192
Win Ever	(b)	1,564,169	1,477,270
Win Bright	(b)	1,565,332	1,478,370
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	1,797,297	1,475,393
Win Grace	(b)	2,804,369	2,252,690
Win Moony	(b)	2,761,634	2,209,307
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	3,648,628	2,554,039
Win Honey	(a)	1,269,844	1,016,719
Bodar	(b)	4,486,897	4,486,897
Andong	(c)	638,670	451,937
Haoyue	(c)	290,658	204,287
		$28,803,533	$25,341,808
Vessels, net		$26,411,907	$29,586,329

Vessel depreciation expense for the years ended December 31, 2008 and 2007 is $3,458,847 and $4,277,998, respectively.

Vessels collateralizing bank loans are as follow. Also see Note 8.

	December 31, 2008	December 31, 2007
Net Book Value
Winland Dalian	$14,594,511	$15,689,100
Win Honey	3,230,156	3,483,281
Total	$17,824,667	$19,172,381

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

4.	FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2008	December 31, 2007

At cost:
Motor vehicles	$244,005	$146,655
Office equipment	369,607	342,997
	613,612	489,652

Less: Accumulated depreciation
Motor vehicles	117,516	74,993
Office equipment	259,902	186,746
	377,418	261,739

Fixed assets, net	$236,194	$227,913

Depreciation expense for the years ended December 31, 2008 and 2007 is $118,557 and $135,274, respectively.

5.	DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	December 31, 2008	December 31, 2007

Cost	$21,594,143	$16,964,128
Less: Accumulated amortization	10,559,457	7,026,218
Deferred dry dock fees, net	$11,034,686	$9,937,910

Amortization expense for the years ended December 31, 2008 and 2007 is $3,533,239 and $2,780,355, respectively.

Amortization expense for the next five years and thereafter is as follows:

Years Ended December 31,	Amount
2009	$3,720,149
2010	2,786,771
2011	2,235,108
2012	1,533,967
2013	758,691
Total	$11,034,686

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

6.	DUE TO/FROM RELATED PARTIES

Due to/from related parties consist of the following:

(I) Due From Related Parties		December 31, 2008	December 31, 2007

Dalian Winland Group Co., Ltd	a)	$-	$38,478,550
Winland Container Lines Ltd.	b)	759,042	1,125,621
Deshun Shipping Management Co.	c)	-	108
Li Cui	d)	-	1,290
Xue Ying	e)	-	1,375,868
Li Honglin	f)	-	127,871
Due from employees	g)	1,214	3,873
Total due from related parties		$760,256	$41,113,181

(II) Due To Related Parties		December 31, 2008	December 31, 2007

Dalian Winland Group Co., Ltd	a)	$526,885	-
Dalian Winland Shipping Co., Ltd	h)	120,664	$3,445,115
Dalian Master Well Ship Management Co., Ltd	i)	48,614	457,847
Winland Shipping Japan Co., Ltd	j)	72,423	46,881
Due to employees	g)	-	31,446
Total due to related parties		$768,586	$3,981,289

a)
Dalian Winland Group Co. (“DWIG”) is controlled by the chairman and chief executive officer of the Company. The Company paid $1,366,667 and $56,117,871 of expenses on behalf of Winland Group Co., Ltd, in 2008 and 2007, respectively.  The Company collected $40,281,647 and $34,717,441 on behalf of Winland Group Co., Ltd, in 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, the Company recognized interest expense of $90,455 and $81,948, respectively. Also see Note 9. The outstanding balances at December 31, 2008 and December 31, 2007 are interest-free, unsecured and have no fixed repayment term.

b)
Winland Container Lines Ltd. is controlled by the chairman and chief executive officer of the Company. The Company provided shipping agency and freight forwarding services to the related party. For the years ended December 31, 2008 and 2007, the Company recognized relevant service revenue of $1,624,860 and $524,396. For the years ended December 31, 2008 and 2007, the Company paid $2,299,713 and $748,099 of expenses to related ports and received $4,155,446 and $0 of payments from related ports on behalf of Winland Container Co. Ltd. The outstanding balances at December 31, 2008 and 2007 are interest-free, unsecured and have no fixed repayment term.

c)
Deshun Shipping Management Co. is controlled by the chairman and chief executive officer of the Company. The outstanding balance at December 31, 2007 was interest-free, unsecured and has been settled subsequently.

WINLAND ONLINE SHIPPING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

6.	DUE TO/FROM RELATED PARTIES (CONTINUED)

d)	Li Cui is financial manager of the Company. The outstanding balance at December 31, 2007 was interest-free, unsecured and has been settled subsequently.

e)	Xue Ying is chief executive officer of the Company. The outstanding balance at December 31, 2007 was interest-free, unsecured and has been settled subsequently.

f)
Li Honglin is the chairman of the Company. Li Honglin rented his apartment to DSON as one of its offices in Dalian. Rental expense was $3,388 and $3,172 for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2007, Li Honglin received $130,000 ocean fee on behalf of the Company, which has been collected in May, 2008.

g)
Due from/to employees are interest-free, unsecured and have no fixed repayment. The amounts due from/to employees primarily represent advances to sales personnel or prepaid by sales personnel of the Company for business and travelling related expenses.

h)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the chairman and chief executive officer of the Company. It operates as a vessel management company for the Company. The vessel management fee for the two vessels was $36,000 for the years ended December 31, 2008 and 2007, respectively. The Company paid agency fee of $146,757 and $115,798 for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, on behalf of Dalian Winland Shipping Co., the Company paid $7,015,600 and $0 of ocean fees; and received $3,663,903 and $3,614,691 of ocean fees, respectively. The Company recognized interest expense of $138,003 and $125,023 for the years ended December 31, 2008 and 2007, respectively. Also see Note 9. The outstanding balance at December 31, 2008 and 2007 are interest-free, unsecured, and have no fixed repayment term.

i)
Dalian Master Well Ship Management Co., Ltd is controlled by the chairman and chief executive officer of the company. It operates as the vessel management company for the Company. The vessel management fees for 11 vessels in the years ended December 31, 2008 and 2007 was $259,200 and $274,200, respectively. The Company paid $751,901 and $134,504 on behalf of Dalian Master Well Ship Management Co., Ltd, in the years ended December 31, 2008 and 2007, respectively. The Company collected $83,468 and $16,546 on behalf of Dalian Master Well Ship Management Co., Ltd, in the years ended December 31, 2008 and 2007 respectively. The outstanding balances at December 31, 2008 and 2007 are interest-free, unsecured, and have no fixed repayment term.

j)
Winland Shipping Japan Co., Ltd is controlled by the chairman and chief executive officer of the Company. The Company recognized relevant agency service fees of $67,546 and $7,007, in the years ended December 31, 2008 and 2007, respectively. The outstanding balances at December 31, 2008 and 2007 are interest-free, unsecured and have no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

7.	SHORT-TERM BANK LOAN

Short-term bank loan consists of the following:

	December 31, 2008	December 31, 2007

Loan from Nanyang commercial bank, due December 19, 2008, monthly interest only payments at 3-months LIBOR plus 2.5% per annum (Paid off on September 28, 2008).	$-	$1,000,000
Total short-term bank loan	$-	$1,000,000

Interest expense for the years ended December 31, 2008 and 2007 was $49,089 and $79,473, respectively.

8.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	December 31, 2008	December 31, 2007
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at December 31, 2008 is 0.44%, secured by the vessel Winland Dalian (also see Note 3), assignment of insurance of the vessel, and guaranteed by the chairman of the Company	$5,631,120	$7,742,784

Due on July 21, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at December 31, 2008 is 0.44%, secured by the vessel Win Honey (also see Note 3), assignment of insurance of the vessel, and guaranteed by the chairman of the Company	2,508,314	3,208,322
Total long-term bank loans	8,139,434	10,951,106

Less: Current portion	2,811,672	2,811,672

Long-term portion	$5,327,762	$8,139,434

Interest expense for the years ended December 31, 2008 and 2007 was $447,578 and $991,200, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

8.	LONG-TERM BANK LOANS (CONTINUED)

The long-term bank loans are due as follows:

Years Ended December 31,	Amount
2009	$2,811,672
2010	2,811,672
2011	2,107,800
Thereafter	408,290
Total	$8,139,434

9.	LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:

		December 31, 2008	December 31, 2007
Notes payable to unrelated party:
Xiao Liwu, net of discount of $21,520 at December 31, 2007 Paid off on August 13, 2008.	a)	$-	$279,180

Win Grand Shipping Limited, net of discount of $13,345 and $36,590 at December 31, 2008 and 2007, respectively, due November 1, 2009	b)	273,469	632,644

Subtotal		273,469	911,824

Notes payable to related companies:
Dalian Winland Shipping Co. , Ltd., at an interest rate of 5% per annum. Paid off on December 31, 2008	c)	-	1,513,235

Dalian Winland Shipping Co. , Ltd. due July 19, 2010, at an interest rate of 5% per annum	d)	1,145,283	1,073,269

Dalian Winland Group Co., Ltd. due July 19, 2010, at an interest rate of 5% per annum	e)	1,809,110	1,695,356

Subtotal		2,954,393	4,281,860

Total long-term notes payable		$3,227,862	$5,193,684

Less: Current portion		273,469	632,284

Long-term portion		$2,954,393	$4,561,400

The amortization of discount, relating to the notes denoted a) and b) for the years ended December 31, 2008 and 2007 was $44,765 and $81,006, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

9.	LONG-TERM NOTES PAYABLE (CONTINUED)

The long-term notes obtained from DWSC and DWIG, two related parties, denoted c), d) and e) were used to purchase of vessels Haoyue and Andong. Also see Notes 3 and 6.

Interest expense for the years ended December 31, 2008 and 2007 was $228,458 and $206,971, respectively.

The repayment schedule for long-term notes payable is as follows:

Years Ended December 31,	Amount
2009	$273,469
2010	2,954,393
Total	$3,227,862

10.	LEASES

The Company leases office space under operating leases. Lease expense was $131,341 and $120,836 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, future minimum payments required under non-cancelable leases are:

Period Ended December 31,	Amount
2009	77,106
2010	36,467
Total	$113,573

Nine vessels in the Company’s fleet were acquired by capital leases during 2000 to 2003. The original cost of the vessels and capital lease obligations were recorded at the present value of the minimum lease payments at acquisition.

	December 31, 2008	December 31, 2007

Capital lease obligations	$12,415,100	$12,415,100
Less: Accumulated amortization	(12,415,100)	(10,973,175)
Capital lease obligations, net	$-	$1,441,925

Amortization of capital leases for the years ended December 31, 2008 and 2007 was $72,175 and $196,268, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

11.	INCOME TAX

(a)
Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited and Lancrusier Development Co., Limited are registered in Hongkong and are free of income tax as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they do not have any income tax expense for the years ended December 31, 2008 and 2007.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in St. Vincent and Grenadines. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and registered in HongKong. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. Since these companies obtained a tax exemption from the local government, they do not have any tax expense for the years ended December 31, 2008 and 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB statement No.109, Accounting for Income Taxes. The interpretation addressed the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertainty tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2008, the Company has a liability for unrecognized tax benefits.

Income tax expense for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007

Current CIT	$82,193	$(87,012)
Deferred CIT	(100,020)	20,926
Income tax expense	$(17,827)	$(66,086)

The Company’s income tax expense differs from the “expected” tax expense for the years ended December 31, 2008 and 2007 (computed by applying the Hong Kong CIT rate of 17.5 to income before income taxes) as follows:

	2008	2007

Computed “expected” expense	$(3,440,129)	$(2,929,319)
Favorable tax rates	3,422,302	2,863,233
Income tax expense	$(17,827)	$(66,086)

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

11.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007

Deferred tax assets (liabilities):
Current portion:
General and administrative expenses	$6,718	$5,602
Financial expense	-	578
Interest expense	-	141,512
Service revenue and commissions	(631)	(22,952)
Accrued financial expense	-	(21,734)
Accrued administrative expense	-	(6,855)
Valuation allowance-short term	(660)	-
Subtotal	5,427	96,151

Non-current portion:
Depreciation expense	(9,276)	4,065
Net operating loss	97,740	-
Valuation allowance	(93,695)	-
Subtotal	(5,231)	4,065

Net deferred tax assets	$196	$100,216

(b)	Tax Holiday Effect

For 2008 and 2007 the Hong Kong corporate income tax rate was 17.5%. Certain subsidiaries of the Company which were registered in Hong Kong are entitled to tax exemptions as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they do not have any income tax expense for the years ended December 31, 2008 and 2007.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Tax holiday effect	$3,422,302	$2,863,233
Basic net income per share excluding tax holiday effect	$0.14	$0.17

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

12.	DISCONTINUED OPERATION

On February 2, 2007, the Company disposed of Beautiful Queen Shipping Company Limited (“B. Queen”). The net cash proceeds were $36,294,530 after deducting legal expenses of $705,470. The following represents the assets and liabilities at the date of disposal:

February 2, 2007

Vessel, net	$31,234,545
Net asset	31,234,545

Proceeds from disposition	37,000,000
Less: Legal expenses	(705,470)
Net proceeds	36,294,530

Gain from disposition	$5,059,985

In association with the agreement, B. Queen was no longer a subsidiary of the Company. In accordance with SFAS 144, ‘Accounting for the Impairment or Disposal of Long-lived Assets,’ the results of operation of B. Queen were presented separately as “discontinued operation”.  The loss from discontinued operation of $ 223,636 for the year ended December 31, 2007 is reflected in the Company’s combined statements of income for the year ended December 31, 2007.

The following is the unaudited pro forma net income of the Company assuming the sale was completed on January 1, 2007.

2007

Net income	$21,672,585

Net income per share, basic	$0.20
Net income per share, diluted	$0.20

13.	SEGMENT INFORMATION

The Company has determined that there are three reportable segments: (1) Dry bulk shipping, (2) Chartering brokerage, and (3) other activities segment. The other activities segment comprises shipping agency and freight forwarding service, and online service. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

13.	SEGMENT INFORMATION (CONTINUED)

The Company's segment information for the years ended December 31, 2008 and 2007 are as follows:

Year Ended December 31, 2008	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$57,482,423	$22,027,720	$6,055,456	$-	$85,565,599
Intersegment sales	-	-	632,508	(632,508)	-
Net sales	57,482,423	22,027,720	6,687,964	(632,508)	85,565,599
Service expense	31,287,747	18,884,795	5,151,894	(632,508)	54,691,928
Depreciation and amortization	6,889,007	-	221,636	-	7,110,643
Other operating expenses	2,550,951	29,622	1,557,329	535,962	4,673,864
Operation income (loss)	$16,754,718	$3,113,303	$(242,895)	$(535,962)	$19,089,164
December 31, 2008
Identifiable assets	$25,514,626	$19,129,175	$9,701,281	$(2,555,996)	$51,789,086

Year Ended December 31, 2007	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Combined
Sales to unaffiliated customers	$46,096,853	$20,905,911	$3,276,445	$-	$70,279,209
Intersegment sales	-	-	603,302	(603,302)	-
Net sales	46,096,853	20,905,911	3,879,747	(603,302)	70,279,209
Service expenses	23,695,769	17,912,196	2,596,981	(603,302)	43,601,644
Depreciation and amortization	6,850,825	-	342,802	-	7,193,627
Other operating expenses	1,916,823	15,428	872,489	512	2,805,252
Operation income (loss)	$13,633,436	$2,978,287	$67,475	$(512)	$16,678,686
December 31, 2007
Identifiable assets	$68,844,372	$16,477,255	$8,924,985	$1,414	$94,284,026

Information for Company’s sales by geographical area is as follows:

	For The Year Ended December 31,
	2008	2007
Sales to unaffiliated customers:
Japan, Korea and Russia	$34,226,240	$33,568,385
PRC	21,391,400	14,329,901
Southern and Eastern Asia	17,113,120	11,189,462
Mediterranean and Red Sea	8,556,560	8,392,096
Other	4,278,279	2,799,365
Total	$85,565,599	$70,279,209

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (CONSOLIDATED) AND 2007 (COMBINED)

14.	DIVIDENDS

On December 31, 2007, the Company declared a dividend of $48,213,871 to the shareholders of the Company, which was paid in 2008.

15.	CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. Subsequently, the Company canceled the contract. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of December 31, 2008, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.