Form 10-Q
period 2009-03-31
Winland Online Shipping Holdings Corp
filed 2009-05-15
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

86-411-39660000
(Issuer Telephone number)

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009:  130,000,000 shares of common stock.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY KNOWN TRIP TECH, INC.) AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,844,416	$8,233,588
Accounts receivable	1,515,513	1,719,599
Inventories	1,526,508	2,560,644
Prepayments	880,375	766,236
Other receivables and other current assets	67,151	56,902
Deferred taxes	3,358	5,427
Due from related parties	3,049,132	760,256
Total current assets	12,886,453	14,102,652

Vessels, net	25,599,710	26,411,907
Fixed assets, net	216,664	236,194
Deferred dry dock fees, net	10,430,388	11,034,686
Other intangible assets	3,652	3,647
Total long-term assets	36,250,414	37,686,434

TOTAL ASSETS	$49,136,867	$51,789,086

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$4,447,552	$5,125,527
Current portion of long-term bank loans	2,811,672	2,811,672
Current portion of long-term notes payable	181,802	273,469
Advances from customers	818,532	629,594
Accrued expenses	844,828	1,172,472
Due to related parties	2,494,581	768,586
Taxes payable	7,424	9,707
Deferred revenue	118,650	97,506
Other current liabilities	1,990,310	1,536,850
Deferred tax liabilities	1,671	-
Total current liabilities	13,717,022	12,425,383

LONG-TERM LIABILITIES
Long-term portion of bank loans	4,624,844	5,327,762
Long-term portion of notes payable	2,958,104	2,954,393
Deferred taxes liabilities	2,454	5,231
Total long-term liabilities	7,585,402	8,287,386

TOTAL LIABILITIES	21,302,424	20,712,769

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 per share; 200,000,000 shares authorized, 130,000,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	130,000	130,000
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	3,322,966	3,322,966
Accumulated other comprehensive income	712,522	758,511
Retained earnings	23,668,955	26,864,840
Total Shareholders’ Equity	27,834,443	31,076,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,136,867	$51,789,086

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

REVENUES	$12,528,173	$27,383,063

COSTS AND EXPENSES
Vessel operating expenses	11,454,217	16,575,212
Service costs	1,268,861	1,165,598
Depreciation and amortization	2,005,536	2,061,047
General and administrative expense	653,078	546,774
Selling expense	92,110	35,085
TOTAL COSTS AND EXPENSES	15,473,802	20,383,716

OTHER INCOME (EXPENSES)

Interest expense, net	(52,186)	(523,966)
Other (expense) income, net	(196,748)	293,041

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(3,194,563)	6,768,422

INCOME TAX EXPENSE (BENEFIT)	1,322	(9,436)

NET (LOSS) INCOME	(3,195,885)	6,777,858

OTHER COMPREHENSIVE INCOME

Foreign currency translation (loss) gain	(45,990)	181,533

COMPREHENSIVE (LOSS) INCOME	$(3,241,875)	$6,959,391

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Weighted average shares outstanding
- Basic	130,000,000	106,925,000
- Diluted	130,000,000	106,925,000

Net (loss) income per share
- Basic	$(0.02)	$0.06
- Diluted	$(0.02)	$0.06

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,195,885)	$6,777,858
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	836,164	968,302
Amortization	1,169,372	1,092,745
Discount on long term notes payable	3,938	12,482
Amortization of capital lease obligations	-	31,649
Deferred taxes	963	(14,746)

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	204,086	(1,907,762)
Inventories	1,034,135	(344,784)
Prepayments	(114,139)	2,673,368
Other receivables and other current assets	(12,865)	639,689
Deferred revenue	21,144	-
Deferred dry dock fees	(565,074)	-

Increase (Decrease) In:
Accounts payable	(677,975)	1,280,026
Advance from customers	188,938	(2,509,225)
Accrued expenses	(327,645)	(127,393)
Taxes payable	(2,283)	(9,898)
Other current liabilities	453,460	251,830
Net cash (used in) provided by operating activities	(983,666)	8,814,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(513)	(20,419)
Net cash used in investing activities	(513)	(20,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans	(702,918)	(702,918)
Repayments of long-term notes payable	(95,605)	(57,116)
Repayments of capital lease obligations	-	(549,000)
Proceeds from related parties	1,725,995	43,112,914
Advances to related parties	(2,286,260)	-
Payment of dividends	-	(48,213,871)
Net cash used in financing activities	(1,358,788)	(6,409,991)

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,342,967)	2,383,731
Effect of exchange rate changes on cash	(46,205)	35,808
Cash and cash equivalents at beginning of period	8,233,588	2,673,258

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,844,416	$5,092,797

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$48,248	$200,837
Income taxes paid	$2,030	$-

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

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

The exchange transaction was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The acquisition was accounted for as the recapitalization of SGL. Accordingly, the condensed consolidated and combined statements of income include the results of operations of SGL from January 1, 2008, and the results of operations of WLOL from the acquisition date through March 31, 2009.

SGL declared a dividend of $48,213,871 to its shareholders on December 31, 2007 and paid it on March 31, 2008.

Winland Online Shipping Holdings Corporation (the “Company”) and subsidiaries is mainly engaged in a comprehensive range of online and off-line international shipping services such as dry bulk shipping, chartering, shipping agency, and international logistics.

2.	LIQUIDITY

The Company incurred a loss of $3,195,885, and cash used in operations was $983,666 for the three months ended March 31, 2009. The Company also had a working capital deficit of $830,569 at March 31, 2009. This was principally due to the Company using cash to pay long-term loans and amounts due to related parties. To improve liquidity, the Company plans to change the registrations of the flags of two of its vessels. With new registrations, the Company believes dry dock fees will decrease significantly while such vessels continue to meet the standards of certification and inspection. The Company received a credit line from a bank to increase its cash resources. See Note 14.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The unaudited condensed consolidated financial statements of Winland Online Shipping Holdings Corporation have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of WLOL and its subsidiaries and variable interest entities (“VIEs”) (the “Company”) as follows:

I. Subsidiaries and Holding Companies:

a)	SGL is wholly-owned subsidiary of WLOL and incorporated under the law of British Virgin islands (“BVI”).

b)	Plentimillion Group Limited (“PGL”) is a wholly-owned subsidiary of SGL and incorporated in BVI.

c)	Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SGL and incorporated in BVI.

d)	Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of BSL.

e)	Beijing Huate Xingye Technology Limited (“Huate”) was registered in the People’s Republic of China (“PRC”) on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

II. Subsidiaries of PGL - Businesses in transportation and chartering:

f)	Winland Shipping Co., Limited, is registered in Hong Kong.

g)	Win Star Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines (“S.V.G.”).

h)	Bodar Shipping Co., Limited, is incorporated and registered in S.V.G.

i)	Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong,

j)	Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

k)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

m)	Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation (Continued)

n)	Beautiful Queen Shipping Co. was registered in Hong Kong and was disposed by the Company in February, 2007.

o)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering business of vessels.

p)	Bestline Shipping Limited is registered in Hong Kong, managing chartering business of vessels.

q)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

r)	Win Glory S.A. is incorporated in Panama, registered in Hong Kong.

s)	Win Grace Shipping Co., Limited is incorporated and registered in Malta.

t)	Win Hope Shipping Co., Limited is incorporated and registered in Malta.

u)	Win Moony Shipping Co., Limited is incorporated and registered in Malta.

v)	Bodar Shipping S.A. is incorporated and registered in Panama.

III. VIEs - Businesses in Shipping Agency, Freight Forwarding and Online Services:

To comply with the People’s Republic of China (“PRC”) laws and regulations, the Company provides substantially all its shipping agency and freight forwarding services and online services in China via its VIEs. These VIEs are wholly-owned by certain related parties or directors of the Company.
The following is a summary of the VIEs of the Company:

w)	Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

x)	Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

y)	Dalian Shipping Online Network Co. Ltd. (“DSON”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation (Continued)

The Company adopted SFAS No. 141 statement, which requires the consolidated financial statements as of March 31, 2009 and 2008 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Financial statements of all VIEs have been included in the Company’s consolidated financial statements for the three months ended March 31, 2009 and 2008.Inter-company accounts and transactions have been eliminated in consolidation.

(c)	Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Three Months Ended March 31, 2009	For The Three Months Ended March 31, 2008	March 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Company A	14.30%	5.00%	1.13%	7.13%
Company B	8.70%	-	28.5%	-
Company C	8.43%	5.40%	-	-
Company D	2.15%	-	-	-
Company E	1.68%	-	-	-
Company F	-	6.13%	-	-
Company G	-	6.12%	-	-
Company H	-	4.49%	-	0.47%

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Three Months Ended March 31, 2009	For The Three Months Ended March 31, 2008	March 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Company J	49.74%	7.54%	0.67%	6.57%
Company K	15.49%	10.15%	0.86%	2.08%
Company L	13.29%	8.36%	0.38%	-
Company M	12.56%	-	3.46%	-
Company N	6.41%	-	1.21%	-
Company O	-	13.69%	-	-
Company P	-	5.18%	-	-

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(e)	Fair Value of Financial Instruments

Fair Value of Financial Instruments -  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

(I)	Level 1—defined as observable inputs such as quoted prices in active markets;
(II)	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
(III)	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$5,844,416	$5,844,416	$-	$-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

(f)	Revenue Recognition

Revenue is recognized based on the following four criteria:

(I)	The amount of revenue can be measured reliably;

(II)	It is probable that the economic benefits will flow to the Company;

(III)	The stage of completion at the balance sheet date can be measured reliably;

(IV)	The costs incurred, or to be incurred can be measured reliably.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Revenue Recognition (Continued)

For dry bulk shipping service, the allocation of revenue between reporting periods is based on relative transit time in each reporting period with expenses recognized as incurred.

For chartering brokerage services, sales are recognized when the ship leaves port.

For shipping agency and freight forwarding services, sales are recognized when the ship leaves port.

For online services, sales are recognized according to the stage of completion in accordance with the service period defined in executed contracts.

(g)	Income Tax

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

(h)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the three months ended March 31, 2009 and 2008.

(i)	Foreign Currency Translation

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

	March 31, 2009	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)	(Unaudited)
Period end RMB: US$ exchange rate	6.8456	6.8542	7.0222
Average period RMB: US$ exchange rate	6.8499	7.0842	7.1682

(j)	Comprehensive Income

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Reporting Segments

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

Dry Bulk Shipping Service – Dry bulk shipping service operates a fleet of thirteen vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 40% and 64% of combined operating revenues for the three months ended March 31, 2009 and 2008, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for unrelated shipping companies and shippers. The segment contributed 48% and 36% of consolidated operating revenues for the three months ended March 31, 2009 and 2008, respectively.

Shipping Agency and Freight Forwarding Service, and Online Service - Shipping agency and freight forwarding service provides transportation and logistic services to shippers in the PRC. online services provide internet services for members. The segment contributed 12% and 0% of consolidated operating revenues for the three months ended March 31, 2009 and 2008, respectively.

The Company has determined that there are three reportable segments: (1) Dry bulk shipping, (2) Chartering brokerage, and (3) Other activities segment. The other activities segment comprises shipping agency and freight forwarding services, and online services. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information). Also see Note 12.

(l)	Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of SFAS No. 141(R) did not have any effect on the Company’s condensed consolidated financial statements as of March 31, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS No. 160 did not have a significant effect on the Company’s condensed consolidated financial statements as of March 31, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of SFAS 161 did not have a material effect on the condensed consolidated financial statements as of March 31, 2009.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Recent Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of EITF 07-05 did not have a material effect on the condensed consolidated financial statements as of March 31, 2009.

4.	VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of March 31, 2009 and December 31, 2008. Among the thirteen vessels, two of them denoted (a) were acquired by syndicated loans and are still under pledge; nine vessels denoted (b) were acquired through capital leases; and the two remaining denoted (c) were acquired through the long-term notes payable from related parties. Also see Notes 8, 9 and 10.

The vessels of the Company consist of the following:

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

4.	VESSELS (CONTINUED)

		March 31, 2009	December 31, 2008
		(Unaudited)
At cost:
Win Hope	(b)	$2,679,285	$2,679,285
Win Ever	(b)	1,737,966	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,697	2,503,697
Win Grace	(b)	3,677,861	3,677,861
Win Moony	(b)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(c)	2,954,393	2,954,393
Haoyue	(c)	1,614,770	1,614,770
		$55,215,440	$55,215,440
Less: Accumulated depreciation
Win Hope	(b)	1,828,612	1,768,328
Win Ever	(b)	1,564,169	1,564,169
Win Bright	(b)	1,565,332	1,565,332
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	1,877,773	1,797,297
Win Grace	(b)	2,942,289	2,804,369
Win Moony	(b)	2,899,715	2,761,634
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	3,922,275	3,648,628
Win Honey	(a)	1,333,125	1,269,844
Bodar	(b)	4,486,897	4,486,897
Andong	(c)	678,624	638,670
Haoyue	(c)	309,213	290,658
		$29,615,730	$28,803,533
Vessels, net		$25,599,710	$26,411,907

Vessel depreciation expense for the three months ended March 31, 2009 and 2008 was $811,344 and $938,845 respectively.
Vessels collateralizing bank loans are as follow. Also see Note 8.

	March 31, 2009	December 31, 2008
	(Unaudited)
Net Book Value
Winland Dalian	$14,320,864	$14,594,511
Win Honey	3,166,875	3,230,156
Total	$17,487,739	$17,824,667

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

5.	FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
At cost:
Motor vehicles	$244,312	$244,005
Office equipment	375,430	369,607
	619,742	613,612

Less: Accumulated depreciation
Motor vehicles	129,187	117,516
Office equipment	273,891	259,902
	403,078	377,418

Fixed assets, net	$216,664	$236,194

Depreciation expense for the three months ended March 31, 2009 and 2008 was $24,820 and $29,457, respectively.

6.	DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Cost	$19,415,572	$21,594,143
Less: Accumulated amortization	8,985,184	10,559,457
Deferred dry dock fees, net	$10,430,388	$11,034,686

Amortization expense for the three months ended March 31, 2009 and 2008 was $1,169,372 and $1,092,745, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year Ending March 31,	Amount
2010	$3,459,949
2011	2,679,261
2012	2,296,372
2013	1,364,021
2014	630,785
Total	$10,430,388

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

7.	DUE TO/FROM RELATED PARTIES

Due to/from related parties consist of the following:

(I) Due From Related Parties			March 31, 2009	December 31, 2008
			(Unaudited)
Winland Container Lines Ltd.	a	)	$3,045,302	$759,042
Due from employees	b	)	3,830	1,214
Total due from related parties			$3,049,132	$760,256

(II) Due To Related Parties			March 31, 2009	December 31, 2008
			(Unaudited)
Dalian Winland Group Co., Ltd	c	)	$2,205,196	$526,885
Dalian Winland Shipping Co., Ltd	d	)	55,952	120,664
Dalian Master Well Ship Management Co., Ltd	e	)	114,642	48,614
Winland Shipping Japan Co., Ltd	f	)	79,525	72,423
Due to employees	b	)	39,266	-
Total due to related parties			$2,494,581	$768,586

a)
Winland Container Lines Ltd. is controlled by the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd.e For the three months ended March 31, 2009 and 2008, the Company recognized relevant service revenue of $249,540 and $0. For the three months ended March 31, 2009 and 2008, the Company paid $3,131,533 and $0 of expenses to related ports and received $1,094,813 and $0 of payments from related ports on behalf of Winland Container Lines Ltd. The outstanding balances at March 31, 2009 and December 31, 2008 are interest-free, unsecured and have no fixed repayment term.

b)
Due from/to employees are interest-free, unsecured and have no fixed repayment. The amounts due from/to employees primarily represent advances to sales personnel or prepaid by sales personnel of the Company for business and travelling related expenses.

c)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $6,298,440 and $0 of expenses on behalf of DWIG for the three months ended March 31, 2009 and 2008, respectively. The Company collected $7,954,108 and $0 on behalf of DWIG for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, the Company recognized interest expense of $22,642 and $21,623, respectively. Also see Note 9. The outstanding balances at March 31, 2009 and December 31, 2008 are interest-free, unsecured and have no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

7. DUE TO/FROM RELATED PARTIES (CONTINUED)

d)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee for the two vessels was $9,000 and $0 for the three months ended March 31, 2009 and 2008, respectively. The Company recognized relevant service revenue of $66,780 and $25,798 for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, on behalf of DWSC, the Company paid $120,680 and $0 of ocean fees; and received $99,414 and $1,429,582 of ocean fees, respectively. The Company recognized interest expense of $14,334 and $32,989 for the three months ended March 31, 2009 and 2008, respectively. Also see Note 9. The outstanding balance at March 31, 2009 and December 31, 2008 are interest-free, unsecured, and have no fixed repayment term.

e)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the company. It operates as the vessel management company for the Company. The vessel management fees for 11 vessels in the three months ended March 31, 2009 and 2008 was $64,800 and $0, respectively. The Company paid $12,175 and $10,011 on behalf of Dalian Master Well Ship Management Co., Ltd, in the three months ended March 31, 2009 and 2008, respectively. The Company collected $13,402 and $68,720 on behalf of Dalian Master Well Ship Management Co., Ltd, in the three months ended March 31, 2009 and 2008, respectively. The outstanding balances at March 31, 2009 and December 31, 2008 are interest-free, unsecured, and have no fixed repayment term.

f)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $17,557 and $16,707, in the three months ended March 31, 2009 and 2008, respectively. The Company paid $98,596 and $0 on behalf of Winland Shipping Japan Co., Ltd, in the three months ended March 31, 2009 and 2008, respectively. The Company collected $88,140 and $0 on behalf of Winland Shipping Japan Co., Ltd, in the three months ended March 31, 2009 and 2008, respectively. The outstanding balances at March 31, 2009 and December 31, 2008 are interest-free, unsecured and have no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

8.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at March 31, 2008 is 0.5%, secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$5,220,842	$5,631,120

Due on July 21, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at March 31, 2008 is 0.5%, secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	2,215,674	2,508,314
Total long-term bank loans	7,436,516	8,139,434

Less: Current portion	2,811,672	2,811,672

Long-term portion	$4,624,844	$5,327,762

Interest expense for the three months ended March 31, 2009 and 2008 was $44,310 and $138,754, respectively.

The repayment schedule for the principals of long-term bank loans is as follows:

Year Ending March 31,	Amount
2010	$2,811,672
2011	2,811,672
2012	1,579,884
Thereafter	233,288
Total	$7,436,516

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

9. LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
			March 31, 2009	December 31, 2008
			(Unaudited)
Notes payable to unrelated party:
Win Grand Shipping Limited, net of discount of $9,407 and $13,345 at March 31, 2009 and December 31, 2008, respectively, due November 1, 2009	a	)	$181,802	$273,469
Subtotal			181,802	273,469

Notes payable to related companies:
Dalian Winland Shipping Co. , Ltd. due July 19, 2010, at an interest rate of 5% per annum	b	)	1,146,722	1,145,283
Dalian Winland Group Co., Ltd. due July 19, 2010, at an interest rate of 5% per annum	c	)	1,811,382	1,809,110
Subtotal			2,958,104	2,954,393

Total long-term notes payable			3,139,906	3,227,862

Less: Current portion			181,802	273,469

Long-term portion			$2,958,104	$2,954,393

The amortization of discount relating to the notes denoted a) for the three months ended March 31, 2009 and 2008 was $3,938 and $12,482, respectively.

The long-term notes obtained from DWSC and DWIG, two related parties, denoted b) and c) were both used to purchase the Andong vessel. Also see Notes 4 and 7.

Interest expense for the three months ended March 31, 2009 and 2008 was $36,953 and $67,094, respectively.

The repayment schedule for long-term notes payable is as follows:

Year Ending March 31,	Amount
2010	$181,802
Thereafter	2,958,104
Total	$3,139,906

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

10.	LEASES

The Company leases office space under operating leases. Lease expense was $99,490 and $33,033 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, future minimum payments required under non-cancelable leases are:

Year Ending March 31,	Amount
2010	116,940
2011	36,513
Total	$153,453

Nine vessels in the Company’s fleet were acquired by capital leases during 2000 to 2003. The original cost of the vessels and capital lease obligations were recorded at the present value of the minimum lease payments at acquisition.

	March 31, 2009	December 31, 2008
	(Unaudited)
Capital lease obligations	$-	$12,415,100
Less: Accumulated amortization	-	(12,415,100)
Capital lease obligations, net	$-	$-

Amortization of capital leases for the three months ended March 31, 2009 and 2008 was $0 and $31,649, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

11.	INCOME TAX

(a)
Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited and Lancrusier Development Co., Limited are registered in Hongkong and are free of income tax as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the three months ended March 31, 2009 and 2008.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in St. Vincent and Grenadines. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and registered in HongKong. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, Win Bright Shipping Co., Limited, Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A. is incorporated and registered in Panama. Since these companies obtained a tax exemption from the local government, they did not have any tax expense for the three months ended March 31, 2009 and 2008.

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

Income tax expense for the three months ended March 31, 2009 and 2008 is summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current CIT	$(359)	$(5,310)
Deferred CIT	(963)	14,746
Income tax (expense) benefit	$(1,322)	$9,436

The Company’s income tax expense differs from the “expected” tax expense for the three months ended March 31, 2009 and 2008 (computed by applying the Hong Kong CIT rate of 17.5 to income before income taxes) as follows:

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

11.	INCOME TAX (CONTINUED)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” (expense) benefit	$559,050	$(1,184,474)
Favorable tax rates	(560,372)	1,193,910
Income tax (expense) benefit	$(1,322)	$9,436

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Deferred tax assets (liabilities):
Current portion:
General and administrative expenses	$139	$6,718
Financial expense	(1,554)	-
Service revenue and commissions	172	(631)
Accrued administrative expense	(2,504)	-
Valuation allowance-short term	-	(660)
Subtotal	(3,747)	5,427

Non-current portion:
Depreciation expense	659	(9,276)
Net operating loss	2,125	97,740
Valuation allowance	-	(93,695)
Subtotal	2,784	(5,231)

Net deferred tax assets (liabilities)	$(963)	$196

(b)	Tax Holiday Effect

For 2009 and 2008 the Hong Kong corporate income tax rate was 17.5%. Certain subsidiaries of the Company which were registered in Hong Kong are entitled to tax exemptions as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the three months ended March 31, 2009 and 2008.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2009 and 2008 is as follows:

	2009	2008
	(Unaudited)	(Unaudited)
Tax holiday (benefit) expense	$(560,372)	1,193,910
Basic net income per share excluding tax holiday effect	$(0.02)	0.05

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

12.	SEGMENT INFORMATION

The Company has determined that there are three reportable segments: (1) Dry bulk shipping, (2) Chartering brokerage, and (3) Other activities segment. The other activities segment comprises shipping agency and freight forwarding services, and online services. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

The Company's segment information for the three months ended March 31, 2009 and 2008 are as follows:

Three Months Ended March 31, 2009 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$5,046,894	$6,002,486	$1,478,793	$-	$12,528,173
Intersegment sales	-	-	61,103	(61,103)	-
Net sales	5,046,894	6,002,486	1,539,896	(61,103)	12,528,173
Costs	6,366,053	5,149,267	1,268,861	(61,103)	12,723,078
Depreciation and amortization	1,948,232	-	57,304	-	2,005,536
Other operating expenses	614,865	46,794	332,463	-	994,122
Operating income (loss)	$(3,882,256)	$806,425	$(118,732)	$-	$(3,194,563)
March 31, 2009 (Unaudited)
Identifiable assets	$29,720,100	$8,177,539	$8,903,350	$2,335,878	$49,136,867

Three Months Ended March 31, 2008 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$16,739,625	$9,296,302	$1,347,136	$-	$27,383,063
Intersegment sales	-	-	150,785	(150,785)	-
Net sales	16,739,625	9,296,302	1,497,921	(150,785)	27,383,063
Costs	8,461,664	8,264,333	1,165,598	(150,785)	17,740,810
Depreciation and amortization	1,976,831	-	84,216	-	2,061,047
Other operating expenses	459,644	36,367	316,773	-	812,784
Operating income (loss)	$5,841,486	$995,602	$(68,666)	$-	$6,768,422
December 31, 2008
Identifiable assets	$25,514,626	$19,129,175	$9,701,281	$(2,555,996)	$51,789,086

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

12.	SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area is as follows:

	For The Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Sales to unaffiliated customers:
Japan, Korea and Russia	$4,419,752	$13,718,914
PRC	7,003,483	4,518,205
Southern and Eastern Asia	1,104,938	4,572,972
Mediterranean and Red Sea	-	3,429,729
Other	-	1,143,243
Total	$12,528,173	$27,383,063

13.	CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. Subsequently, the Company canceled the contract. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of March 31, 2009, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

14.	SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company obtained a short-term credit line of $1.2 million from Shanghai Pudong Development Bank.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Winland Online Shipping Holdings Corporation (formerly known as Trip Tech, Inc. and hereinafter, “Winland” or “WLOL” and together with its subsidiaries and its variable interest entities, the “Company”) during the periods included in the accompanying consolidated and combined financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes” “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the U.S. Securities and Exchange Commission (the “SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated and combined financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Acquisition of SkyAce Group Limited

On August 12, 2008, Trip Tech, Inc. (n/k/a WLOL and sometimes referred to herein as “Trip Tech” when referring to the operations of the Company prior to the Exchange, as defined below) entered into a Share Exchange Agreement with SkyAce Group Limited, a British Virgin Islands company and Pioneer Creation Holdings Limited, a British Virgin Islands company and the sole stockholder of SkyAce. As a result of the share exchange, the Company acquired all of the issued and outstanding securities of SkyAce from Pioneer Creation in exchange for 76,925,000 newly-issued shares of the Company’s common stock, par value $0.001 per share and 1,000,000 shares of the Company’s Series A Preferred Stock which such preferred shares were convertible into (and subsequently did convert into) 30,000,000 shares of common stock (the “Exchange”).  On August 12, 2008, Pioneer Creation beneficially owned 82.25% of the voting capital stock of the Company. As a result of the Exchange, SkyAce became a wholly-owned subsidiary of WLOL.  On October 23, 2008, Pioneer Creation converted its 1,000,000 shares of Series A Preferred Stock into 30,000,000 shares of common stock. As a result, the total outstanding shares of common stock increased to 130,000,000, and Pioneer Creation now directly owns 82.25% of the voting capital stock of WLOL.

The following is disclosure regarding WLOL, SkyAce and SkyAce’s two wholly-owned subsidiaries: (a) Plentimillion Group Limited, a British Virgin Islands holding company (“Plentimillion”), the principal business activities of which are (through its wholly-owned subsidiaries) ocean transportation and chartering brokerage and (b) Best Summit Enterprise Limited, a British Virgin Islands holding company (“Best Summit” and together with Plentimillion, the “SkyAce Group”) which controls (as is more fully described below) (i) Dalian Winland International Shipping Agency Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”), the principal activities of which include shipping agency services, booking cargo space, storage of goods and customs declaration (“Winland International”), (ii) Dalian Winland International Logistics Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include freight forwarding services and logistics shipping agency services (“Winland Logistics”) and (iii) Dalian Shipping Online Network Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include online services for its members (“Shipping Online”, and together with Winland International and Winland Logistics, the “Winland International Group”).

SGL declared a dividend of $48,213,871 to its shareholders on December 31, 2007 and paid it on March 31, 2008.

Prior Operations of Trip Tech

Trip Tech was incorporated in Texas on November 17, 2006 to enter the online travel industry and to establish a large scale, full service online travel company. Immediately prior to the Exchange, Trip Tech was a development stage internet-based travel company operating with a functional “branded” travel website. Since Trip Tech’s inception, Trip Tech established its corporate existence as a publicly held corporation, raised founder capital, and designed and installed a functional “branded” travel website. As of the date immediately prior to the Exchange, Trip Tech had not been able to raise additional funds through either debt or equity offerings. As a result of the foregoing, Trip Tech began to explore its options regarding the development of a new business plan and direction. On August 12, 2008, Trip Tech consummated the Exchange with SkyAce and the Pioneer Creation Holdings Limited.

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

Current Operations of the Company (General Development of Business)

SkyAce

SkyAce is a holding company founded in the British Virgin Islands on September 22, 2006 with no significant operations. SkyAce was formed solely for the purpose of acquiring Plentimillion and Best Summit from Mr. Li Honglin and Ms. Xue Ying, each of whom had owned fifty percent (50%) of both Plentimillion and Best Summit and each of whom now own fifty percent (50%) of SkyAce. SkyAce has authorized capital of US$50,000 consisting of 50,000 ordinary shares authorized, two (2) of which are currently issued and outstanding and held by Trip Tech as a result of the Exchange. Li Honglin, a Director and the President of Winland, serves as a Director of SkyAce. Xue Ying, a Director, the Chief Executive Officer and the Secretary of Winland, also serves as a Director of SkyAce.

Plentimillion

Plentimillion is a holding company founded in the British Virgin Islands on July 5, 2006. Plentimillion was formed solely for the purpose of acquiring each of the following wholly-owned subsidiaries from Li Honglin and Xue Ying (both of whom previously owned fifty percent (50%) of each of the following entities), which such transfers occurred between January 1, 2008 and March 31, 2008:

(a)	Winland Shipping Co., Ltd., a company organized under the laws of Hong Kong on August 11, 2000 (“Winland Shipping”);

(b)	Kinki International Industrial Limited, a company organized under the laws of Hong Kong on May 2, 2006 (“Kinki”);

(c)	Bestline Shipping Limited, a company organized under the laws of Hong Kong on January 27, 1994 (“Bestline”);

(d)	Lancrusier Development Co., Limited, a company organized under the laws of Hong Kong on July 11, 1995 (“Lancrusier”);

(e)	Win Star Shipping Co., Ltd., a company organized under the laws of St. Vincent and the Grenadines (“SVG”) on June 21, 2000 (“Win Star”);

(f)	Bodar Shipping Co., Ltd., a company organized under the laws of SVG on January 7, 2004 (“Bodar”);

(g)	Winland Dalian Shipping S.A., a company organized under the laws of Panama on June 8, 2005 (“Winland Dalian”);

(h)	Treasure Way Shipping Limited, a company organized under the laws of Hong Kong on May 27, 2002 (“Treasure Way”).

Plentimillion acquired the following entities in 2008:

(i)	Win Eagle Shipping Co., Ltd., a company organized under the laws of Malta on July 29, 2002 (“Win Eagle”);

(j)	Win Bright Shipping Co., Ltd. a company organized under the laws of Malta on February 8, 2002 (“Win Bright”);

(k)	Win Ever Shipping Co., Ltd., a company organized under the laws of Malta on February 8, 2002 (“Win Ever”).

(l)	Win Glory S.A., a company organized under the laws of Panama on April 2, 2003 (“Win Glory”).

(m)	Win Moony Shipping Co., Ltd., a company organized under the laws of Malta on September 26, 2003 (“Win Moony”).

Plentimillion acquired the following entities as of March 31, 2009:

(n)	Win Grace Shipping Co., Ltd., a company organized under the laws of Malta on September 4, 2003 (“Win Grace”).

(o)	Win Hope Shipping Co., Ltd., a company organized under the laws of Malta on June 14, 2001 (“Win Hope”).

Plentimillion establish the following entity as of March 31, 2009:

(p)	Bodar Shipping S.A. is incorporated and registered in Panama on February 12, 2009.

Plentimillion and each of its wholly-owned subsidiaries set forth above (collectively, the “Plentimillion Group”) are engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the Plentimillion Group are ocean transportation and chartering. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering businesses are managed by Kinki and Bestline. Lancrusier’s primary business is management and accounting, while Win Star, Bodar, Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever, Win Glory, Win Grace, Win Hope, and Win Moony collectively own eleven of the Company’s vessels.

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

In compliance with the PRC’s foreign investment restrictions on internet information services and other laws and regulations, the Company conducts all of its internet information and media services and advertising in China through Winland International, Winland Logistics and Shipping Online, each a domestic variable interest entity (also referred to in this Quarterly Report as a “VIE”). In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Upon executing the Service Agreements, Winland International, Winland Logistics and Shipping Online (collectively also known as the “VIEs”) are all considered VIEs and the Company, through its ownership and control of SkyAce, Best Summit, Wallis and Beijing Huate, their primary beneficiary.

Pursuant to the Service Agreements, Beijing Huate provides on-going technical services and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, the stockholders of the VIEs have pledged all of their shares in the VIEs to Beijing Huate, representing one hundred percent (100%) of the total issued and outstanding capital stock of the VIEs, as collateral for non-payment under the Service Agreements or for fees on technical and other services due thereunder. Beijing Huate also has the power to appoint all directors and senior management personnel of the VIEs.

Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”) was incorporated under the laws of the PRC on December 5, 2002 by three (3) investors, namely, Dalian Winland Industry Group Co., Ltd. (“DWIG”), Dalian Winland Shipping Co., Ltd. (“DWSC”) and Dalian Weihang Freight Forwarding Co., Ltd. (“DWFF”). At establishment, the percentage of each party’s equity interest was 51%, 41.5% and 7.5%, respectively. DWIG was incorporated by Li Honglin and Xue Ying having a 60% and 40% interest, respectively. DWSC was incorporated by DWIG and Xue Ying having a 60% and 40% interest, respectively. DWFF was incorporated by Li Honglin and Xue Ying having a 66.7% and 33.3% interest, respectively. Thus, Li Honglin and Xue Ying had owned a 50.5425% and 49.4575% of Winland International indirectly at inception. According to a share trust instrument agreement executed in February 2005, Li Honglin transferred 0.5425% of his interest in Winland International to Xue Ying. Thereafter, Li Honglin and Xue Ying own 50% each of Winland International as at December 31, 2007 and 2006. The principal activities of Winland International include shipping agency services, booking cargo space, storage of goods, and declaration of customs. DWIS owns one of the Company’s vessels.

Dalian Winland International Logistics Co., Ltd. (“DWIL”) was incorporated under the laws of the PRC on July 28, 2003 by three (3) investors, namely, DWIG, DWSC and Winland International. At establishment, the percentage of each party’s equity interest was 51%, 47.6% and 1.4%, respectively, and Li Honglin and Xue Ying owned 48.4436% and 51.5564% of DWIL indirectly at inception, respectively. According to a share trust instrument agreement executed in February 2005, Xue Ying transferred 1.5564% of her interest in Winland Logistics to Li Honglin. Thereafter, Li Honglin and Xue Ying each owned 50% of Winland Logistics as of December 31, 2007 and 2006. The principal activities of Winland Logistics are freight forwarding services logistics shipping agency services. DWIL owns one of the Company’s vessels.

Dalian Shipping Online Network Co., Ltd. (“DSON” or “Shipping Online”) was incorporated under the laws of the PRC on February 20, 2003 by two (2) investors, namely, Li Honglin and Xue Ying. At establishment, the percentage of each party’s equity interest was 80% and 20%, respectively. According to a share trust instrument executed in February 2005, Li Honglin transferred 30% of his interest of Shipping Online to Xue Ying. Thereafter, Li Honglin and Xue Ying each owned 50% of Shipping Online as at December 31, 2006 and 2007. The principal activities of Shipping Online are providing online services to its members.

Summary of Current Business of the Company

The Company is a comprehensive, modern international shipping company with its world headquarters based in China. The Company is mainly engaged in a comprehensive range of international shipping and logistics services such as bulk cargo transportation, chartering, shipping agents, logistics, ship trading, spare parts supplies, crew recruitment and shipping porter operation, as well as relevant industry news and data analysis and advertising.

The Company's core business is international bulk cargo transportation. It has an ocean shipping fleet of 13 vessels, with a self-owned carrying capacity of nearly 200,000 tons.  Through monthly voyage charters and time charters, the Company can provide carrying capacity of about 1,000,000 tons with shipping lines to major ports around the world.

In addition, the Company owns and operates China's largest shipping industrial online portal called “Shipping Online” which is accessed on the internet at http://www.sol.com.cn. This website functions as a business platform, providing on-line and off-line integrated international shipping and logistics services, such as bulk cargo chartering, container booking, shipping agents, ship trading and building, spare parts supplies, crew recruitment, as well as shipping news and data analysis; the off-line operating team is made up of industrial elites and a logistics network with branches in Beijing, Tianjin, Dalian, Yingkou, Qingdao, Zhangjiagang, Lianyungang and Shanghai. These branches collectively provide a full service system with a combination of integrated group and localized branches.

Providing comprehensive shipping and logistics services through the internet is not only the innovation and creation of the Company, but is also the basis of the transition for the entire shipping industry from a traditional business model to a modern business model. The Company believes it will create a broad space for development and lead the accelerated development of the entire shipping industry.

Through the above integrated business, the Company has a history of profitability.  Our operating revenue in 2006 reached US$59.2 million, of which the net profit was nearly US$7.4 million; as the global shipping market experienced a breakthrough in development, the Company has achieved annual operating revenues of US$70.3 million in 2007, net income of US$21.4 million, enjoying approximately 200% growth as compared with 2006. The operating revenue of 2008 reached $85.6 million, net income of $19.0 million. However, the operating revenue and net income for the three months ended March 31, 2009 dropped to $12.5 million and a resulted in a loss of $3.2 million, compared with $27.4 million and $6.8 million for the corresponding period of 2008, respectively.

The performance for the current reporting period was significantly impacted by the global financial crisis which resulted in a severely depressed shipping market, offset by the positive output from management initiatives of cost control and the implementation of our shipping online portal. The Company intends to steadily expand its capacity and enlarge the size of its ocean transport fleet by acquiring additional vessels or businesses at lower prices in light of the current slump in the shipping market. The Company intends to continue to push forward with its comprehensive shipping and logistics services with Shipping Online in order to expand its market share.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

Revenue Recognition

Revenue is recognized based on the following four criteria:

(I)	The amount of revenue can be measured reliably;

(II)	It is probable that the economic benefits will flow to the Company;

(III)	The stage of completion at the balance sheet date can be measured reliably;

(IV)	The costs incurred, or to be incurred can be measured reliably.

For dry bulk shipping service, the allocation of revenue between reporting periods is based on relative transit time in each reporting period with expenses recognized as incurred.

For chartering brokerage services, sales are recognized when the ship leaves port.

For shipping agency and freight forwarding services, sales are recognized when the ship leaves port.

For online services, sales are recognized according to the stage of completion in accordance with the service period defined in executed contracts.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of SFAS No. 141(R) did not have an effect on the Company’s condensed consolidated financial statements as of March 31, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS No. 160 did not have a significant effect on the Company’s condensed consolidated financial statements as of March 31, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of SFAS 161 did not have a material effect on the condensed consolidated financial statements as of March 31, 2009.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of EITF 07-05 did not have a material effect on the condensed consolidated financial statements as of March 31, 2009.

Results of Operations

Comparison of the Results of Operations for the Years Ended March 31, 2009 and 2008 (in U.S. dollars, except otherwise as indicated)

	For The Three Months Ended March 31,
	2009		2008		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	12,528,173	100.0%	27,383,063	100.0%	(14,854,890)	-54.2%
Vessel operating expenses	11,454,217	91.4%	16,575,212	60.5%	(5,120,995)	-30.9%
Service costs	1,268,861	10.1%	1,165,598	4.3%	103,263	8.9%
Depreciation and amortization	2,005,536	16.0%	2,061,047	7.5%	(55,511)	-2.7%
General and administrative expense	653,078	5.2%	546,774	2.0%	106,304	19.4%
Selling expense	92,110	0.7%	35,085	0.1%	57,025	162.5%
Interest expense, net	(52,186)	-0.4%	(523,966)	-1.9%	471,780	-90.0%
Other (expense) income, net	(196,748)	-1.6%	293,041	1.1%	(489,789)	-167.1%
Income tax expense (benefit)	1,322	0.01%	(9,436)	-0.03%	10,758	-114.0%
Net (loss) income	(3,195,885)	-25.5%	6,777,858	24.8%	(9,973,743)	-147.2%
Weighted average shares outstanding
- Basic	130,000,000		106,925,000		23,075,000	21.6%
- Diluted	130,000,000		106,925,000		23,075,000	21.6%
Net (loss) income per share
- Basic	(0.02)		0.06		(0.08)	-133.3%
- Diluted	(0.02)		0.06		(0.08)	-133.3%

Revenues

Our revenues are derived from the operation of:

•	Dry bulk shipping
•	Chartering brokerage
•	Other activities which represent shipping agency and freight forwarding services, and online services

For the three months ended March 31, 2009, total revenues declined by approximately $14.9 million, or 54.2%, to $12.5 million from $27.4 million for the three months ended March 31, 2008. The decrease consisted of a dry bulk shipping decline of $11.7 million, or 69.9%; a chartering brokerage decline of 3.3 million, or 35.4%, offset by an increase in other activities of $0.04 million, or 2.8%.

The significant revenue decrease was due to the severity of the decline in global shipping market as the effects of the global financial crisis and economic recession have broadened and deepened. Baltic Dry Index, a leading indicator of global dry bulk shipping market, dropped approximately 78% for the three months ended March 31, 2009 compared with the same period of 2008. The decrease of dry bulk shipping and chartering brokerage was driven by the decrease in revenue tons carried, coupled with historical low freight rate on cargoes carried.

Despite the challenges from the depressed global market, revenues from other activities continued to grow. This growth was typically contributed by our online services, which was a product of management’s strategic decision to implement and market the shipping online portal more aggressively in the first quarter of 2009 compared with the corresponding period in 2008. This strategy will be carried out throughout 2009 and it will continually add to the overall performance.

Vessel Operating Expenses

Vessel operating expenses were incurred in the operation of dry bulk shipping and chartering brokerage. For the three months ended March 31, 2009, vessel operating expenses decreased by $5.1 million, or 30.9%, to $11.5 million, compared with $16.6 million for the comparable period in 2008. The decrease was principally attributable to the decreased business volume as a result of a decrease in fuel and related consumption as well as lower fuel rate worldwide.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding services. For the three months ended March 31, 2009, service costs increased by $0.1 million, or 8.9%, to $1.3 million, compared with $1.2 million for the comparable period in 2008. The increase was principally attributable to increased revenue resulting from the operation of our freight forwarding services.

Depreciation and Amortization

 Depreciation of vessels and amortization of deferred dry dock fees slightly decreased by $0.06 million, or 2.7%, to $2.0 million for the three months ended March 31, 2009, compared with $2.1 million for the same period in 2008. The decrease was attributed to the fact that two vessels were fully depreciated by mid year 2008, with the amount of $0.13 million for the three months ended March 31, 2008, partially offset by increased amortization of dry dock fees of $0.08 million.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.1 million, or 19.4%, to $0.65 million for the three months ended March 31, 2009 from $0.55 million for the same period in 2008. The increase was mainly as a result of crew management fees associated with management’s strategic cost control initiative.

Selling Expenses

Selling expenses increased by approximately $0.06 million, or 162.5%, to $0.09 million for the three months ended March 31, 2009 from $0.04 million for the same period in 2008. The increase was resulted from the strategic marketing plan which promotes more business on dry bulk shipping and chartering brokerage services.

Interest Expense, Net

Net interest expense declined significantly by $0.47 million, or 90.0%, to $0.05 million for the three months ended March 31, 2009, compared to approximately $0.52 million for corresponding period in 2008. This decrease was primarily driven by declined interest rate on bank loans and more payments to pay off outstanding long-term bank loans.

Other (Expense) Income, Net

For the three months ended March 31, 2009, other expense was $0.2 million as compared to other income of $0.3 million for the same period in 2008. The difference was mainly due to currency translation resulting from other activities and was deemed a reasonable fluctuation.

Income Tax Expense (Benefit)

Income tax was imposed on the taxable income from other activities. For the three months ended March 31, 2009, income tax expense was $1,322 as compared to income tax benefit of $9,436 for the same period in 2008. The difference was mainly a result of the changes of deferred tax assets and liabilities during the comparable periods.

Net (Loss) Income

Net income decreased by approximately $10.0 million, or 147.2%, to net loss of ($3.2) million for the three months ended March 31, 2009 from net income of $6.8 million for the same period in 2008. The decrease was primarily driven by the revenue declined significantly, partially offset by decreased interest expenses.

As a percentage of revenue, net (loss) income was (25.5%) and 24.8% for the three months ended March 31, 2009 and 2008, respectively. This change was a reflection of the unprecedented macro economic environment that is affecting shipping market negatively worldwide.

Earnings (Loss) Per Share

For both basic and diluted shares, earnings (loss) per share decreased by $0.08, or 133.3%, to loss of ($0.02) for the three months ended March 31, 2009 from $0.06 for the same period of 2008. The decrease was attributable to decreased net income of $10.0 million as well as increased 23,075,000 shares during the comparative periods.

Liquidity and Capital Resources

Our principal sources of funds are cash flow from operations and short and long-term bank debt. Our main uses of funds are principal repayments on outstanding credit facilities and ongoing operation.

Operating Activities

For the three months ended March 31, 2009, our cash used in operating activities was $1.0 million. This was primarily attributable to our net loss of $3.2 million adjusted by amortization of $1.2 million and depreciation of $0.8 million; to increased dry docking cost of $0.6 million, decreased accounts payable of $0.7 million and decreased accrued expenses of $0.3 million. These were offset by decreased inventories of $1.0 million and increased other current liabilities of $0.5 million. For the three months ended March 31, 2008, our cash provided by operating activities of $8.8 million was primarily attributable to the net income of $6.8 million with adjustments of amortization of $1.1 million and depreciation of $1.0 million; and to decreased prepayments of $2.7 million, increased accounts payable of $1.3 million and decreased other receivables and other current assets of $0.6 million. These were offset by increased accounts receivable of $1.9 million and a decreased advance from customers of $2.6 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $513. For the same period in 2008, net cash used in our investing activities was $0.02 million, which was used to purchase fixed assets.

Financing Activities

Net cash used in our financing activities was $1.4 million and $6.4 million for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, net cash used in financing activities mainly included advances to related parties of $2.3 million, repayments of long-term loans of $0.7 million and repayments of long-term notes payable of $0.1 million, offset by the proceeds from related parties of $1.7 million.

For the three months ended March 31, 2008, net cash used in financing activities principally included payment of dividends of $48.2 million and repayments:

•	Of a long-term loan of $0.7 million

•	Of long-term notes payable of $0.06 million

•	Of a capital lease obligation of $0.5 million

and offset by the proceeds from related parties of $43.1 million.

Working Capital

We had a working capital deficit of $0.8 million at March 31, 2009 as compared to a working capital of $1.7 million at December 31, 2008. This was principally due to the fact that we had a net loss of $3.2 million and cash used in operating activities of $1.0 million for the three months ended March 31, 2009 compared to a net income of $6.8 million and cash provided by operating activities of $8.8 million for the corresponding period in 2008, offset by decreased cash used in financing activities of $5.0 million for the comparison periods.

To face the challenges of a global financial crisis and a depressed shipping market, we have taken effective initiatives to increase profitability by pushing forward the implementation of our online portal, which is resulting in sales increases, by cutting vessel management costs as well as general management costs. To improve our financial condition, we have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We also subsequently obtained a short-term credit line of $1.2 million from Shanghai Pudong Development Bank.

We expect that cash will flow in from our operations and working capital will be improved. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements through the end of 2009.

Capital Expenditures

We make capital expenditures in connection with business and vessel acquisitions. We will incur capital expenditures for the implementation of our shipping online portal and dry dockings of our fleet through 2009.

Material Commitments/Tabular Disclosure of Contractual Obligations

The repayment schedule for the principals of long-term bank loans is as follows:

Year Ending March 31,	Amount
2010	$2,811,672
2011	2,811,672
2012	1,579,884
Thereafter	233,288
Total	$7,436,516

The repayment schedule for long-term notes payable is as follows:

Year Ending March 31,	Amount
2010	$181,802
Thereafter	2,958,104
Total	$3,139,906

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a “smaller reporting company”.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2009, the claim of approximately $501,640 (including interest) by Sinoriches Global Ltd. in connection with a voyage charter contract dispute is in arbitration.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

EXHIBIT NO.	DESCRIPTION	LOCATION
10.22	Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 28, 2008

21	List of Subsidiaries	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive Officer, Secretary and Director

Date: May 15, 2009	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial and Accounting Officer