Form 10-Q
period 2009-06-30
Winland Online Shipping Holdings Corp
filed 2009-08-14
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009:  130,000,000 shares of common stock.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008	F-1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)	F-7

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,449,894	$8,233,588
Accounts receivable	2,016,885	1,719,599
Inventories	1,895,329	2,560,644
Prepayments	801,679	766,236
Other receivables and other assets	816,675	56,902
Deferred taxes	4,642	5,427
Due from related parties	2,676,683	760,256
Total current assets	10,661,787	14,102,652

Vessels, net	24,788,592	26,411,907
Fixed assets, net	193,919	236,194
Deposit for vessel	2,070,000	-
Deferred dry dock fees, net	10,566,743	11,034,686
Other intangible assets	3,653	3,647
Total long-term assets	37,622,907	37,686,434

TOTAL ASSETS	$48,284,694	$51,789,086

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,894,375	$5,125,527
Current portion of long-term bank loans	2,811,672	2,811,672
Current portion of long-term notes payable	90,135	273,469
Advances from customers	866,498	629,594
Accrued expenses	945,703	1,172,472
Due to related parties	1,886,904	768,586
Taxes payable	-	9,707
Deferred revenue	120,527	97,506
Other current liabilities	1,903,932	1,536,850
Total current liabilities	14,519,746	12,425,383

LONG-TERM LIABILITIES
Long-term portion of bank loans	3,921,926	5,327,762
Long-term portion of notes payable	2,958,450	2,954,393
Deferred taxes	10,032	5,231
Total long-term liabilities	6,890,408	8,287,386

TOTAL LIABILITIES	21,410,154	20,712,769

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 per share; 200,000,000 shares authorized, 130,000,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	130,000	130,000
Additional paid-in capital	3,322,966	3,322,966
Accumulated other comprehensive income	713,014	758,511
Retained earnings	22,708,560	26,864,840
Total Shareholders’ Equity	26,874,540	31,076,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,284,694	$51,789,086

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$11,936,089	$24,961,972	$24,870,034	$52,320,398

COSTS AND EXPENSES
Vessel operating expenses	9,843,113	13,375,442	21,543,075	29,772,896
Service costs	714,473	1,502,819	1,982,960	2,649,874
Depreciation and amortization	1,794,742	1,792,203	3,800,278	3,528,625
General and administrative expenses	634,857	721,063	1,345,055	1,443,336
Selling expenses	72,048	-	164,158	-
TOTAL COSTS AND EXPENSES	13,059,233	17,391,527	28,835,526	37,394,731

OTHER INCOME (EXPENSES)

Interest expense, net	(43,478)	(160,523)	(91,726)	(361,360)
Other income (expense), net	92,433	(49,013)	(92,509)	(352,200)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,074,189)	7,360,909	(4,149,727)	14,212,107

INCOME TAX EXPENSE	(5,234)	(136,343)	(6,553)	(124,002)

NET (LOSS) INCOME	(1,079,423)	7,224,566	(4,156,280)	14,088,105

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain (loss)	492	126,511	(45,497)	308,045

COMPREHENSIVE (LOSS) INCOME	$(1,078,931)	$7,351,077	$(4,201,777)	$14,396,150

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average shares outstanding
- Basic	130,000,000	106,925,000	130,000,000	106,925,000
- Diluted	130,000,000	106,925,000	130,000,000	106,925,000

Net (loss) income per share
- Basic	$(0.01)	$0.07	$(0.03)	$0.13
- Diluted	$(0.01)	$0.07	$(0.03)	$0.13

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,156,280)	$14,088,105
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,670,419	1,845,662
Amortization of deferred dry dock fees	2,129,859	1,682,963
Discount on long-term notes payable	7,876	26,156
Amortization of capital lease obligations	-	48,465
Deferred taxes	5,582	121,461

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	(297,286)	(92,223)
Inventories	665,314	(602,461)
Prepayments	(35,443)	2,072,324
Other receivables and other assets	(760,170)	543,280
Deferred revenue	23,022	-
Deferred dry dock fees	(1,661,917)	-

Increase (Decrease) In:
Accounts payable	768,848	(732,843)
Advance from customers	236,903	(1,501,202)
Accrued expenses	(226,769)	262,282
Taxes payable	(9,707)	(42,153)
Other current liabilities	367,086	608,481
Net cash (used in) provided by operating activities	(1,272,663)	18,328,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(513)	(75,500)
Deposit for vessel	(2,070,000)	-
Net cash used in investing activities	(2,070,513)	(75,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans	(1,405,836)	(1,405,836)
Repayments of long-term notes payable	(191,209)	(473,310)
Repayments of capital lease obligations	-	(978,200)
(Repayments to)/proceeds from related parties	(1,916,029)	41,049,129
Advances from/(to) related parties	1,118,318	(2,472,081)
Payment of dividends	-	(48,213,871)
Net cash used in financing activities	(2,394,756)	(12,494,169)

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,737,932)	5,758,628
Effect of exchange rate changes on cash	(45,762)	340,235
Cash and cash equivalents at beginning of period	8,233,588	2,673,258

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,449,894	$8,772,121

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$91,726	$28,666
Income taxes paid	$7,420	$55,133

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Winland Online Shipping Holdings Co. (Formerly Trip Tech, Inc.) was incorporated under the laws of Texas on November 17, 2006. On September 23, 2008, Trip Tech, Inc. changed its name to Winland Online Shipping Holdings Corporation (“WLOL”).

On August 12, 2008, Trip Tech, Inc. (“Trip Tech”) entered into a share exchange agreement with SkyAce Group Limited (“SkyAce”) and Pioneer Creation Holdings Limited (“PCH”). PCH is the sole shareholder of SkyAce. As a result of the share exchange, Trip Tech acquired all of the issued and outstanding securities of SkyAce from PCH in exchange for 76,925,000 newly-issued shares of Trip Tech’s common stock, par value $0.001 per share and 1,000,000 shares of Series A Preferred Stock, which such Preferred Shares would be converted into 30,000,000 shares of Common upon Trip Tech amending its Articles of Incorporation to sufficiently increase the number of authorized shares of Common Stock in order to effect such issuance. SkyAce became a wholly-owned subsidiary of WLOL. At the time of the merger, WLOL had 23,075,000 shares of common stock. On September 23, 2008, the authorized shares were increased to 200,000,000 shares. On Octobers 23, 2008, 1,000,000 shares of preferred stock, par value of $0.001 were converted into 30,000,000 shares of common stock. As a result, the total outstanding shares of common stock increased to 130,000,000, and PCH owned 82.25% of the voting capital stock of WLOL.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The acquisition was accounted for as the recapitalization of SkyAce. Accordingly, the condensed consolidated and combined statements of income include the results of operations of SkyAce from January 1, 2008, and the results of operations of WLOL from the acquisition date through June 30, 2009.

SkyAce declared a dividend of $48,213,871 to its shareholders on December 31, 2007 and paid it on March 31, 2008.

WLOL and subsidiaries (the “Company”) is mainly engaged in a comprehensive range of online and off-line international shipping services such as dry bulk shipping, chartering, shipping agency, and international logistics.

2.	LIQUIDITY

The Company incurred a net loss of $4,156,280, and cash used in operations was $1,272,663 for the six months ended June 30, 2009. The Company also had a working capital deficit of $3,857,959 at June 30, 2009. This was principally due to the Company using cash to pay a deposit for a new vessel, long-term loans and amounts due to related parties. To improve liquidity, the Company changed the registrations of the flags of two of its vessels. With new registrations, the Company believes dry dock fees will continue to decrease while such vessels keep meeting the standards of certification and inspection. The Company has in place a short-term credit line from Shanghai Pudong Development Bank for $1,168,770 on April 21, 2009 (See Note 8) to increase its cash resources.  Subsequent to June 30, 2009, the Company obtained a long-term loan from Mitsubishi UFJ Lease & Finance Company Limited to purchase a new vessel. See Notes 11 and 15.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of WLOL and its subsidiaries and variable interest entities (“VIEs”) (the “Company”) as follows:

I. Subsidiaries and Holding Companies:

a)	SkyAce is wholly-owned subsidiary of WLOL and incorporated under the law of British Virgin islands (“BVI”).

b)	Plentimillion Group Limited (“PGL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

c)	Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

d)	Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of BSL.

e)	Beijing Huate Xingye Technology Limited (“Huate”) was registered in the People’s Republic of China (“PRC”) on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

II. Subsidiaries of PGL - Businesses in transportation and chartering:

f)	Winland Shipping Co., Limited, is registered in Hong Kong.

g)	Win Star Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines (“S.V.G.”).

h)	Bodar Shipping Co., Limited, is incorporated and registered in S.V.G.

i)	Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong,

j)	Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

k)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

m)	Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Principles of Consolidation (Continued)

n)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering business of vessels.

o)	Bestline Shipping Limited is registered in Hong Kong, managing chartering business of vessels.

p)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

q)	Win Glory S.A. is incorporated in Panama, registered in Hong Kong.

r)	Win Grace Shipping Co., Limited is incorporated and registered in Malta.

s)	Win Hope Shipping Co., Limited is incorporated and registered in Malta.

t)	Win Moony Shipping Co., Limited is incorporated and registered in Malta.

u)	Bodar Shipping S.A. is incorporated and registered in Panama.

v)	Win Moony Shipping S.A. is incorporated and registered in Panama.

w)	Bao Shun Shipping S.A. is incorporated and registered in Panama.

III. VIEs - Businesses in Shipping Agency, Freight Forwarding and Online Services:

To comply with the People’s Republic of China (“PRC”) laws and regulations, the Company provides substantially all its shipping agency and freight forwarding services and online services in China via its VIEs. These VIEs are wholly-owned by certain related parties or directors of the Company.

The following is a summary of the VIEs of the Company:

w)	Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

x)	Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

y)	Dalian Shipping Online Network Co. Ltd. (“DSON” or “Shipping Online”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

On March 31, 2008, the Company entered into exclusive technical service agreements with DWIS, DWIL and DSON under which the Company provides technical and other services to DWIS, DWIL and DSON in exchange for substantially all net income of DWIS, DWIL and DSON. All voting rights of DWIS, DWIL and DSON are assigned to the Company, and the Company has the right to appoint all directors and senior management personnel of DWIS, DWIL and DSON. In addition, shareholders of DWIS, DWIL and DSON have pledged their equity interests in DWIS, DWIL and DSON as collateral to the Company for the non-payment of the fees for technical and other services due to the Company.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Principles of Consolidation (Continued)

The Company applied the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R statement. “Consolidation of Variable Interest Entities” (“FIN 46R”), a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of  the VIEs’ residual returns. As a result, DWIS, DWIL and DSON became the Company’s VIEs since January 1, 2008.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 statement, which requires the consolidated financial statements for the periods ended June 30, 2009 and 2008 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Financial statements of all VIEs have been included in the Company’s consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008.

Inter-company accounts and transactions have been eliminated in consolidation.

(c)  Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Six Months Ended June 30, 2009	For The Six Months Ended June 30, 2008	June 30, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Company A	10.29%	-	-	7.13%
Company B	9.80%	7.49%	-	-
Company C	4.38%	-	-	-
Company D	1.86%	-	3.79%	-
Company E	1.08%	-	-	-
Company F	-	3.63%	-	-
Company G	-	3.04%	-	-
Company H	-	2.91%	-	-
Company I	-	1.63%	-	0.47%

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Six Months Ended June 30, 2009	For The Six Months Ended June 30, 2008	June 30, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Company J	16.00%	3.48%	3.88%	6.57%
Company K	10.32%	11.80%	3.10%	2.08%
Company L	6.27%	-	1.13%	-
Company M	3.89%	5.80%	-	-
Company N	3.44%	5.67%	-	-
Company O	-	2.87%	-	-

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

These tiers include:

(I)	Level 1—defined as observable inputs such as quoted prices in active markets;
(II)	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
(III)	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,449,894	$2,449,894	$-	$-

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Also see Note 12.

(h)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the three and six months ended June 30, 2009 and 2008.

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

	June 30, 2009	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)	(Unaudited)
Period end RMB: US$ exchange rate	6.8448	6.8542	6.8718
Average period RMB: US$ exchange rate	6.8495	7.0842	7.0930

(j)	Comprehensive Income

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Dry Bulk Shipping Service – Dry bulk shipping service operates a fleet of thirteen vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 49% and 66% of combined operating revenues for the six months ended June 30, 2009 and 2008, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for unrelated shipping companies and shippers. The segment contributed 47% and 30% of consolidated operating revenues for the six months ended June 30, 2009 and 2008, respectively.

Shipping Agency and Freight Forwarding Service, and Online Service - Shipping agency and freight forwarding service provides transportation and logistic services to shippers in the PRC. online services provide internet services for members. The segment contributed 4% and 4% of consolidated operating revenues for the six months ended June 30, 2009 and 2008, respectively.

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

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of SFAS No. 141(R) did not have any effect on the Company’s condensed consolidated financial statements as of June 30, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS No. 160 did not have a significant effect on the Company’s condensed consolidated financial statements as of June 30, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of SFAS 161 did not have a material effect on the condensed consolidated financial statements as of June 30, 2009.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Recent Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of EITF 07-05 did not have a material effect on the condensed consolidated financial statements as of June 30, 2009.

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the potential impact of adopting this statement.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS No. 167 (“FAS 167”), Amendments to FASB Interpretation No. 46(R). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity.  FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that.  The Company is currently evaluating the impact of the adoption of FAS 167.

4.	VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of June 30, 2009 and December 31, 2008. Among the thirteen vessels, two of them denoted (a) were acquired by syndicated loans and are still under pledge; nine vessels denoted (b) were acquired through capital leases; and the two remaining denoted (c) were acquired through the long-term notes payable from related parties. Also see Notes 9 and 10.

The vessels of the Company consist of the following:

		June 30, 2009	December 31, 2008
		(Unaudited)
At cost:
Win Hope	(b)	$2,679,285	$2,679,285
Win Ever	(b)	1,737,966	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,697	2,503,697
Win Grace	(b)	3,677,861	3,677,861
Win Moony	(b)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(c)	2,954,393	2,954,393
Haoyue	(c)	1,614,770	1,614,770
		$55,215,440	$55,215,440

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

4.	VESSELS (CONTINUED)

Less: Accumulated depreciation
Win Hope	(b)	1,888,896	1,768,328
Win Ever	(b)	1,564,169	1,564,169
Win Bright	(b)	1,565,332	1,565,332
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	1,958,249	1,797,297
Win Grace	(b)	3,080,208	2,804,369
Win Moony	(b)	3,037,797	2,761,634
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	4,195,922	3,648,628
Win Honey	(a)	1,396,406	1,269,844
Bodar	(b)	4,486,898	4,486,897
Andong	(c)	717,835	638,670
Haoyue	(c)	327,429	290,658
		$30,426,848	$28,803,533
Vessels, net		$24,788,592	$26,411,907

Vessel depreciation expense for the six months ended June 30, 2009 and 2008 was $1,622,934 and $1,791,923 respectively.

Vessels collateralizing bank loans are as follow. Also see Note 9.

	June 30, 2009	December 31, 2008
	(Unaudited)
Net Book Value
Winland Dalian	$14,047,217	$14,594,511
Win Honey	3,103,594	3,230,156
Total	$17,150,811	$17,824,667

5.	FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
At cost:
Motor vehicles	$244,357	$244,005
Office equipment	188,804	369,607
Leasehold improvement	187,188	-
	620,349	613,612

Less: Accumulated depreciation
Motor vehicles	138,721	117,516
Office equipment	160,530	259,902
Leasehold improvement	127,179
	426,430	377,418

Fixed assets, net	$193,919	$236,194

Depreciation expense for the six months ended June 30, 2009 and 2008 was $47,485 and $53,739, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

6.	DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Cost	$19,443,806	$21,594,143
Less: Accumulated amortization	8,877,063	10,559,457
Deferred dry dock fees, net	$10,566,743	$11,034,686

Amortization expense for the six months ended June 30, 2009 and 2008 was $2,129,859 and $1,682,963, respectively.

Amortization expense for the next five years and thereafter is as follows:

Period Ended June 30,	Amount
2010	$165,828
2011	984,210
2012	2,839,748
2013	987,867
2014	5,589,090
Total	$10,566,743

7.	DUE TO/FROM RELATED PARTIES

Due to/from related parties consist of the following:

(I) Due From Related Parties			June 30, 2009	December 31, 2008
			(Unaudited)
Winland Container Lines Ltd.	a	)	$2,675,071	$759,042
Due from employees	b	)	1,612	1,214
Total due from related parties			$2,676,683	$760,256

(II) Due To Related Parties			June 30, 2009	December 31, 2008
			(Unaudited)
Dalian Winland Group Co., Ltd	c	)	$1,588,028	$526,885
Dalian Winland Shipping Co., Ltd	d	)	86,466	120,664
Dalian Master Well Ship Management Co., Ltd	e	)	109,906	48,614
Winland Shipping Japan Co., Ltd	f	)	102,504	72,423
Total due to related parties			$1,886,904	$768,586

a)
Winland Container Lines Ltd. is controlled by the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the six months ended June 30, 2009 and 2008, the Company recognized relevant service revenue of $634,397 and $831,420. For the six months ended June 30, 2009 and 2008, the Company paid $3,391,922 and $860,978 of expenses to related ports and received $2,110,290 and $1,846,358 of payments from related ports on behalf of Winland Container Lines Ltd. The outstanding balances at June 30, 2009 and December 31, 2008 are interest-free, unsecured and have no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

7.	DUE TO/FROM RELATED PARTIES (CONTINUED)

b)
Due from/to employees are interest-free, unsecured and have no fixed repayment. The amounts due from/to employees primarily represent advances to sales personnel or prepaid by sales personnel of the Company for business and travelling related expenses.

c)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $15,284,499 and $17,411,331 of expenses on behalf of DWIG for the six months ended June 30, 2009 and 2008, respectively.  The Company collected $16,300,352 and $10,070,412 on behalf of DWIG for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized interest expense of $45,290 and $45,290, respectively. Also see Note 10. The outstanding balances at June 30, 2009 and December 31, 2008 are interest-free, unsecured and have no fixed repayment term.

d)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee for the two vessels was $18,000 and $18,000 for the six months ended June 30, 2009 and 2008, respectively. The Company recognized relevant service revenue of $66,780 and $36,689 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, on behalf of DWSC, the Company paid $108,000 and $3,620,798 of ocean fees; and received $93,910 and $915,976 of ocean fees, respectively. The Company recognized interest expense of $28,671 and $28,671 for the six months ended June 30, 2009 and 2008, respectively. Also see Note 10. The outstanding balances at June 30, 2009 and December 31, 2008 are interest-free, unsecured, and have no fixed repayment term.

e)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the company. It operates as the vessel management company for the Company. The vessel management fees for 11 vessels in the six months ended June 30, 2009 and 2008 was $129,600 and $129,600, respectively. The Company paid $132,697 and $132,697 on behalf of Dalian Master Well Ship Management Co., Ltd, in the six months ended June 30, 2009 and 2008, respectively. The Company collected $64,390 and $201,393 on behalf of Dalian Master Well Ship Management Co., Ltd, in the six months ended June 30, 2009 and 2008, respectively. The outstanding balances at June 30, 2009 and December 31, 2008 are interest-free, unsecured, and have no fixed repayment term.

f)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $87,060 and $38,762 in the six months ended June 30, 2009 and 2008, respectively. The Company paid $209,843 and $81,251 on behalf of Winland Shipping Japan Co., Ltd, in the six months ended June 30, 2009 and 2008, respectively. The Company collected $152,863 and $14,795 on behalf of Winland Shipping Japan Co., Ltd, in the six months ended June 30, 2009 and 2008, respectively. The outstanding balances at June 30, 2009 and December 31, 2008 are interest-free, unsecured and have no fixed repayment term.

8.	SHORT-TERM CREDIT LINE

The Company obtained a one year credit line from Shanghai Pudong Development Bank for $1,168,770 on April 21, 2009. The full amount of the credit line was available to the Company at June 30, 2009. See Note 2.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

9.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at June 30, 2009 is 0.55%, secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$4,692,926	$5,631,120

Due on July 21, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at June 30, 2009 is 0.48%, secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	2,040,672	2,508,314
Total long-term bank loans	6,733,598	8,139,434

Less: Current portion	2,811,672	2,811,672

Long-term portion	$3,921,926	$5,327,762

Interest expense for the six months ended June 30, 2009 and 2008 was $83,850 and $330,871, respectively.

The repayment schedule for the principal amount of long-term bank loans is as follows:

Period Ended June 30,	Amount
2010	$2,811,672
2011	2,811,672
2012	1,051,968
Thereafter	58,286
Total	$6,733,598

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

10.	LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:

			June 30, 2009	December 31, 2008
			(Unaudited)
Notes payable to unrelated party:
Win Grand Shipping Limited, net of discount of $5,469 and $13,345 at June 30, 2009 and December 31, 2008, respectively, due November 1, 2009	a	)	$90,135	$273,469
Subtotal			90,135	273,469

Notes payable to related companies:
Dalian Winland Shipping Co. , Ltd. due July 19, 2010, at an interest rate of 5% per annum	b	)	1,146,856	1,145,283
Dalian Winland Group Co., Ltd. due July 19, 2010, at an interest rate of 5% per annum	c	)	1,811,594	1,809,110
Subtotal			2,958,450	2,954,393

Total long-term notes payable			3,048,585	3,227,862

Less: Current portion			90,135	273,469

Long-term portion			$2,958,450	$2,954,393

The amortization of discount relating to the notes denoted a) for the six months ended June 30, 2009 and 2008 was $7,876 and $26,156, respectively.

The long-term notes obtained from DWSC and DWIG, two related parties, denoted b) and c) were both used to purchase the Andong vessel. Also see Notes 4 and 7.

Interest expense for the six months ended June 30, 2009 and 2008 was $73,911 and $71,373, respectively.

The repayment schedule for long-term notes payable is as follows:

Period Ended June 30,	Amount
2010	$90,135
Thereafter	2,958,450
Total	$3,048,585

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

11.	COMMITMENTS

The Company leases office space under operating leases. Lease expense was $77,206 and $72,262 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, future minimum payments required under non-cancelable leases are:

Period Ended June 30,	Amount
2010	85,925
2011	19,608
Total	$105,533

On June 3, 2009, the Company signed a memorandum of agreement to purchase a vessel for $20,700,000. Of the $20,700,000, $18,630,000 is due upon the vessel’s delivery by October 10, 2009. See Notes 2 and 15.

12.	INCOME TAX

(a)
Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited and Lancrusier Development Co., Limited are registered in Hongkong and are free of income tax as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the six months ended June 30, 2009 and 2008.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in St. Vincent and Grenadines. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and registered in HongKong. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, Win Bright Shipping Co., Limited, Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A. is incorporated and registered in Panama. Since these companies obtained a tax exemption from the local government, they did not have any tax expense for the six months ended June 30, 2009 and 2008.

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

Income tax expense for the six months ended June 30, 2009 and 2008 is summarized as follows:

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Current CIT	$(971)	$(2,541)
Deferred CIT	(5,582)	(121,461)
Income tax expense	$(6,553)	$(124,002)

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

12.	INCOME TAX (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense for the six months ended June 30, 2009 and 2008 (computed by applying the Hong Kong CIT rate of 17.5 to income before income taxes) as follows:

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$726,212	$(2,510,692)
Favorable tax rates	(732,765)	2,386,690
Income tax expense	$(6,553)	$(124,002)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Deferred tax assets (liabilities):
Current portion:
General and administrative expenses	$-	$6,718
Service revenue and commissions	173	(631)
Accrued administrative expense	(964)	-
Valuation allowance-short term	-	(660)
Subtotal	(791)	5,427

Non-current portion:
Depreciation expense	(7,971)	(9,276)
Net operating loss	3,180	97,740
Valuation allowance	-	(93,695)
Subtotal	(4,791)	(5,231)

Net deferred tax (liabilities) assets	$(5,582)	$196

(b)	Tax Holiday Effect

For 2009 and 2008 the Hong Kong corporate income tax rate was 17.5%. Certain subsidiaries of the Company which were registered in Hong Kong are entitled to tax exemptions as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the six months ended June 30, 2009 and 2008.

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2009 and 2008 is as follows:

	2009	2008
	(Unaudited)	(Unaudited)
Tax holiday (expense) benefit	$(732,765)	$2,386,690
Basic net (loss) income per share excluding tax holiday effect	$(0.03)	$0.11

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

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

The Company's segment information for the six months ended June 30, 2009 and 2008 are as follows:

Six Months Ended June 30, 2009 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$12,257,263	$11,767,802	$844,969	$-	$24,870,034
Intersegment sales	-	-	180,383	(180,383)	-
Net sales	12,257,263	11,767,802	1,025,352	(180,383)	24,870,034
Costs	13,150,492	10,188,932	366,994	(180,383)	23,526,035
Depreciation and amortization	3,691,692	-	108,586	-	3,800,278
Other operating expenses	761,454	127,028	720,150	84,816	1,693,448
Operating (loss) income	$(5,346,375)	$1,451,842	$(170,378)	$(84,816)	$(4,149,727)
June 30, 2009 (Unaudited)
Identifiable assets	$28,173,767	$9,328,951	$12,578,752	$(1,796,776)	$48,284,694

Six Months Ended June 30, 2008 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$34,276,211	$15,760,821	$2,283,366	$-	$52,320,398
Intersegment sales	-	-	282,468	(282,468)	-
Net sales	34,276,211	15,760,821	2,565,834	(282,468)	52,320,398
Costs	16,115,667	13,939,697	2,649,874	(282,468)	32,422,770
Depreciation and amortization	3,427,801	-	100,824	-	3,528,625
Other operating expenses (income)	1,425,469	(77,131)	808,558	-	2,156,896
Operating income (loss)	$13,307,274	$1,898,255	$(993,422)	$-	$14,212,107

December 31, 2008
Identifiable assets	$25,514,626	$19,129,175	$9,701,281	$(2,555,996)	$51,789,086

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

13.	SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area is as follows:

	For The Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Sales to unaffiliated customers:
Japan, Korea and Russia	$12,435,017	$22,497,771
PRC	8,704,512	18,312,139
Southern and Eastern Asia	3,233,104	7,848,060
Other	497,401	3,662,428
Total	$24,870,034	$52,320,398

14.	CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of June 30, 2009, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

15.	SUBSEQUENT EVENTS

On June 3, 2009, the Company signed a memorandum of agreement to purchase a vessel which will be delivered by August 21, 2009. Subsequent to June 30, 2009, the Company executed the addendum to amend the delivery date as between July 14 and October 10, 2009. On July 7, 2009, the Company obtained a loan from Mitsubishi UFJ Lease & Finance Company Limited for $14,490,000 to fund the purchase of the vessel. The loan is to be repaid in eighty four monthly payments with an interest rate at the Japanese LIBOR plus 2.3%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Winland Online Shipping Holdings Corporation (formerly Trip Tech, Inc. and hereinafter, “Winland” or “WLOL” and together with its subsidiaries and its variable interest entities, the “Company”) during the periods included in the accompanying consolidated and combined financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes” “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the U.S. Securities and Exchange Commission (the “SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated and combined financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Acquisition of SkyAce Group Limited

On August 12, 2008, Trip Tech, Inc. (n/k/a WLOL and sometimes referred to herein as “Trip Tech” when referring to the operations of the Company prior to the Exchange, as defined below) entered into a Share Exchange Agreement with SkyAce Group Limited (“SkyAce”), a British Virgin Islands company and Pioneer Creation Holdings Limited (“PCH”), a British Virgin Islands company and the sole stockholder of SkyAce. As a result of the share exchange, the Company acquired all of the issued and outstanding securities of SkyAce from PCH in exchange for 76,925,000 newly-issued shares of the Company’s common stock, par value $0.001 per share and 1,000,000 shares of the Company’s Series A Preferred Stock which such preferred shares were convertible into (and subsequently did convert into) 30,000,000 shares of common stock (the “Exchange”).  On August 12, 2008, PCH beneficially owned 82.25% of the voting capital stock of the Company. As a result of the Exchange, SkyAce became a wholly-owned subsidiary of WLOL.  On October 23, 2008, PCH converted its 1,000,000 shares of Series A Preferred Stock into 30,000,000 shares of common stock. As a result, the total outstanding shares of common stock increased to 130,000,000, and PCH now directly owns 82.25% of the voting capital stock of WLOL.

The following is disclosure regarding WLOL, SkyAce and SkyAce’s two wholly-owned subsidiaries: (a) Plentimillion Group Limited (“PGL”), a British Virgin Islands holding company, the principal business activities of which are (through its wholly-owned subsidiaries) ocean transportation and chartering brokerage and (b) Best Summit Enterprise Limited (“BSL” and together with PGL, the “SkyAce Group”), a British Virgin Islands holding company which controls (as is more fully described below) (i) Dalian Winland International Shipping Agency Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”), the principal activities of which include shipping agency services, booking cargo space, storage of goods and customs declaration (“DWIS”), (ii) Dalian Winland International Logistics Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”), the principal activities of which include freight forwarding services and logistics shipping agency services (“DWIL”) and (iii) Dalian Shipping Online Network Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include online services for its members (“DSON” or “Shipping Online”, and together with DWIS and DWIL, the “Winland International Group”).

SkyAce declared a dividend of $48,213,871 to its shareholders on December 31, 2007 and paid it on March 31, 2008.

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

Current Operations of the Company (General Development of Business)

SkyAce

SkyAce is a holding company founded in the British Virgin Islands on September 22, 2006 with no significant operations. SkyAce was formed solely for the purpose of acquiring PGL and BSL from Mr. Li Honglin and Ms. Xue Ying, each of whom had owned fifty percent (50%) of both PGL and BSL and each of whom now own fifty percent (50%) of SkyAce. SkyAce has authorized capital of US$50,000 consisting of 50,000 ordinary shares authorized, two (2) of which are currently issued and outstanding and held by Trip Tech as a result of the Exchange. Li Honglin, a Director and the President of Winland, serves as a Director of SkyAce. Xue Ying, a Director, the Chief Executive Officer and the Secretary of Winland, also serves as a Director of SkyAce.

PGL

PGL is a holding company founded in the British Virgin Islands on July 5, 2006. PGL was formed solely for the purpose of acquiring each of the following wholly-owned subsidiaries from Li Honglin and Xue Ying (both of whom previously owned fifty percent (50%) of each of the following entities), which such transfers occurred between January 1, 2008 and March 31, 2008:

(a)	Winland Shipping Co., Ltd., a company organized under the laws of Hong Kong on August 11, 2000 (“Winland Shipping”);

(b)	Kinki International Industrial Limited, a company organized under the laws of Hong Kong on May 2, 2006 (“Kinki”);

(c)	Bestline Shipping Limited, a company organized under the laws of Hong Kong on January 27, 1994 (“Bestline”);

(d)	Lancrusier Development Co., Limited, a company organized under the laws of Hong Kong on July 11, 1995 (“Lancrusier”);

(e)	Win Star Shipping Co., Ltd., a company organized under the laws of St. Vincent and the Grenadines (“SVG”) on June 21, 2000 (“Win Star”);

(f)	Bodar Shipping Co., Ltd., a company organized under the laws of SVG on January 7, 2004 (“Bodar”);

(g)	Winland Dalian Shipping S.A., a company organized under the laws of Panama on June 8, 2005 (“Winland Dalian”);

(h)	Treasure Way Shipping Limited, a company organized under the laws of Hong Kong on May 27, 2002 (“Treasure Way”).

PGL acquired the following additional entities in 2008:

(i)	Win Eagle Shipping Co., Ltd., a company organized under the laws of Malta on July 29, 2002 (“Win Eagle”);

(j)	Win Bright Shipping Co., Ltd. a company organized under the laws of Malta on February 8, 2002 (“Win Bright”);

(k)	Win Ever Shipping Co., Ltd., a company organized under the laws of Malta on February 8, 2002 (“Win Ever”).

(l)	Win Glory S.A., a company organized under the laws of Panama on April 2, 2003 (“Win Glory”).

(m)	Win Moony Shipping Co., Ltd., a company organized under the laws of Malta on September 26, 2003 (“Win Moony”).

PGL acquired the following entities in 2009:

(n)	Win Grace Shipping Co., Ltd., a company organized under the laws of Malta on September 4, 2003 (“Win Grace”).

(o)	Win Hope Shipping Co., Ltd., a company organized under the laws of Malta on June 14, 2001 (“Win Hope”).

PGL established the following entities in 2009:

(p)	Bodar Shipping S.A. is incorporated and registered in Panama on February 12, 2009 (“Bodar Shipping”).

(q)	Win Moony Shipping S.A. was incorporated and registered in Panama on April 30, 2009 (“Win Shipping”).

(r)	Bao Shun Shipping S.A. was incorporated and registered in Panama on June 10, 2009 (“Bao Shun”).

PGL and each of its wholly-owned subsidiaries set forth above (collectively, the “PGL Group”) are engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the PGL Group are ocean transportation and chartering. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering businesses are managed by Kinki and Bestline. Lancrusier’s primary business is management and accounting, while Win Star, Bodar, Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever, Win Glory, Win Moony, Win Grace, Win Hope, collectively own 11 of the Company’s vessels.

BSL

SkyAce’s wholly-owned subsidiary BSL was incorporated in the British Virgin Islands on November 30, 2006. BSL sole business is to act as a holding company for its wholly-owned subsidiary, Wallis Development Limited, a company organized under the laws of Hong Kong on December 9, 2006 (“Wallis”). The sole business of Wallis is to act as a holding company for its wholly-owned subsidiary, Beijing Huate Xingye Keji Co., Ltd., a company organized under the laws of the PRC on March 18, 2008 (“Beijing Huate”). Beijing Huate was formed with the purpose of producing IT software, developing new products and adopting advanced and applicable technology and scientific management methods to create economic benefits for its stockholders. It does this by controlling, through Exclusive Technical Consulting and Service Agreements and related transaction documents dated as of March 31, 2008 (collectively, the “Service Agreements”, each of which are referenced as Exhibits herein), DWIS, DWIL and DSON.

In compliance with the PRC’s foreign investment restrictions on internet information services and other laws and regulations, the Company conducts all of its internet information and media services and advertising in China through DWIS, DWIL and Shipping Online, each a domestic variable interest entity (also referred to in this Quarterly Report as a “VIE”). In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Upon executing the Service Agreements, DWIS, DWIL and Shipping Online (collectively also known as the “VIEs”) are all considered VIEs and the Company, through its ownership and control of SkyAce, BSL, Wallis and Beijing Huate, their primary beneficiary.

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

DWIS

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

DWIL

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

Shipping Online

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

In addition, the Company owns and operates an industrial online portal called “Shipping Online” which is accessed on the internet at http://www.sol.com.cn. This website functions as a business platform, providing on-line and off-line integrated international shipping and logistics services, such as bulk cargo chartering, container booking, shipping agents, ship trading and building, spare parts supplies, crew recruitment, as well as shipping news and data analysis; the off-line operating team is made up of industrial elites and a logistics network with branches in Beijing, Tianjin, Dalian, Yingkou, Qingdao, Zhangjiagang, Lianyungang and Shanghai. These branches collectively provide a full service system with a combination of integrated group and localized branches.

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

Our operating revenue in 2006 reached US$59.2 million, of which the net profit was nearly US$7.4 million; as the global shipping market experienced a breakthrough in development, the Company has achieved annual operating revenues of US$70.3 million in 2007, net income of US$21.4 million, enjoying approximately 200% growth as compared with 2006. The operating revenue of 2008 reached $85.6 million, net income of $19.0 million. However, the operating revenue and net income for the six (6) months ended June 30, 2009 dropped to $24.9 million and a resulted in a loss of $4.2 million, compared with $52.3 million and $14.1 million for the corresponding period of 2008, respectively.

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

The Company executed a Memorandum of Agreement to purchase a 2003 built handysize vessel (20,212 gross tonnage, 10,948 net tonnage) on June 3, 2009 for a purchase price equal to $20.7 million. As of August 14, 2009, the Company paid a 10% deposit however it has not consummated the acquisition.

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of SFAS No. 141(R) did not have an effect on the Company’s condensed consolidated financial statements as of June 30, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS No. 160 did not have a significant effect on the Company’s condensed consolidated financial statements as of June 30, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of SFAS 161 did not have a material effect on the condensed consolidated financial statements as of June 30, 2009.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of EITF 07-05 did not have a material effect on the condensed consolidated financial statements as of June 30, 2009.

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the potential impact of adopting this statement.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

In June 2009, the FASB issued FAS No. 167 (“FAS 167”), Amendments to FASB Interpretation No. 46(R). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity.  FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that.  The Company is currently evaluating the impact of the adoption of FAS 167.

Results of Operations

Comparison of the Results of Operations for the Six Months Ended June 30, 2009 and 2008 (in U.S. dollars, except otherwise as indicated)

	For The Six Months Ended June 30,
	2009		2008		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	24,870,034	100.0%	52,320,398	100.0%	(27,450,364)	-52.5%
Vessel operating expenses	21,543,075	86.6%	29,772,896	56.9%	(8,229,821)	-27.6%
Service costs	1,982,960	8.0%	2,649,874	5.1%	(666,914)	-25.2%
Depreciation and amortization	3,800,278	15.3%	3,528,625	6.7%	271,653	7.7%
General and administrative expenses	1,345,055	5.4%	1,443,336	2.8%	(98,281)	-6.8%
Selling expenses	164,158	0.7%	-	0.0%	164,158	100.0%
Interest expense, net	(91,726)	-0.4%	(361,360)	-0.7%	269,634	-74.6%
Other expense, net	(92,509)	-0.4%	(352,200)	-0.7%	259,691	-73.7%
Income tax expense	(6,553)	0.0%	(124,002)	-0.2%	117,449	-94.7%
Net (loss) income	(4,156,280)	-16.7%	14,088,105	26.9%	(18,244,385)	-129.5%
Weighted Average Shares Outstanding
- Basic	130,000,000		106,925,000		23,075,000	21.6%
- Diluted	130,000,000		106,925,000		23,075,000	21.6%
Net (loss) income per share
- Basic	(0.03)		0.13		(0.16)	-123.1%
- Diluted	(0.03)		0.13		(0.16)	-123.1%

Revenues

Our revenues are derived from the operation of:

•	Dry bulk shipping
•	Chartering brokerage
•	Other activities which represent shipping agency and freight forwarding services, and online services.

Of the total revenues, dry bulk shipping, chartering brokerage and other activities contributed 49.3%, 47.3% and 3.4% for the six months ended June 30, 2009, respectively, compared with 65.5%, 30.1% and 4.4% for the comparable period in 2008, respectively.

For the six months ended June 30, 2009, total revenues decreased by approximately $27.5 million, or 52.5%, to $24.9 million from $52.3 million for the six months ended June 30, 2008. This decrease consisted of a dry bulk shipping decline of $22.0 million, or 64.2%; a chartering brokerage decline of $4.0 million, or 25.3%; and other activities decline of $1.5 million, or 60.0%.

The significant decrease in revenue was due to the severity of the decline in the global shipping market as the effects of the global financial crisis and the economic recession have broadened and deepened since late 2008. The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, dropped approximately 71% for the six months ended June 30, 2009 as compared with the same period of 2008.

Among other activities, online services continued to grow. We believe this growth reflected management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

Vessel Operating Expenses

Vessel operating expenses were incurred in the operation of dry bulk shipping and chartering brokerage. For the six months ended June 30, 2009, vessel operating expenses decreased by $8.2 million, or 27.6%, to $21.5 million, compared with $29.8 million for the comparable period in 2008. This decrease is principally attributable to the lower fuel rate worldwide as well as decreased business volume, which resulted in the decrease in fuel and related consumption.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding services. For the six months ended June 30, 2009, service costs decreased by $0.7 million, or 25.2%, to $2.0 million, compared with $2.6 million for the comparable period in 2008. This decrease was principally attributable to less revenue generated from the operation of our freight forwarding services.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees increased by $0.3 million, or 7.7%, to $3.8 million for the six months ended June 30, 2009, compared with $3.5 million for the same period in 2008. This increase is attributable to the increased amortization of dry dock fees of $0.45 million for the six months ended June 30, 2009, offset by decreased depreciation of $0.15 million as a result of two vessels being fully depreciated in the six months ended June 30, 2008.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.1 million, or 6.8%, to $1.3 million for the six months ended June 30, 2009 from $1.4 million for the same period in 2008. This decrease is mainly attributable to decreased management costs as a result of management’s strategic cost control initiative which was established at the beginning of 2009.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage business, which reflected management’s strategy of expanding the business initiated at the beginning of 2009. For the six months ended June 30, 2009, selling expenses were $0.16 million.

Interest Expense, Net

Net interest expense declined significantly by $0.27 million, or 74.6%, to $0.09 million for the six months ended June 30, 2009, compared with approximately $0.36 million for corresponding period in 2008. This decrease is primarily attributable to an interest rate decline on bank loans and increased payments to pay off outstanding long-term bank loans.

Other Expense, Net

Other expense decreased by $0.26 million, or 73.7%, to $0.09 million for the six months ended June 30, 2009, compared with $0.35 million for the six months ended June 30, 2008. This decrease is mainly attributable to currency translation resulting from other activities which is deemed to be a reasonable fluctuation.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the six months ended June 30, 2009, income tax expense was $0.007 million as compared with $0.124 million for the same period in 2008. This difference is mainly attributable to changes in deferred tax assets and liabilities.

Net (Loss) Income

Net income decreased by approximately $18.2 million, or 129.5%, to net loss of $(4.1) million for the six months ended June 30, 2009 from net income of $14.1 million for the same period in 2008. This decrease is primarily attributable to a significant decline in revenue, partially offset by decreased interest expenses and other expenses.

As a percentage of revenue, net (loss) income was (16.7)% and 26.9% for the six months ended June 30, 2009 and 2008, respectively. This change was a reflection of the unprecedented macro-economic environment affecting the shipping market negatively worldwide.

Net (Loss) Income Per Share

For both basic and diluted shares, net (loss) income per share decreased by $0.16, or 123.1%, to net loss of $(0.03) per share for the six months ended June 30, 2009 from $0.13 per share for the same period of 2008. This decrease is attributable to decreased net income of $18.2 million as well as an increase of 23,075,000 shares during the comparable periods.

Comparison of the Results of Operations for the Three Months Ended June 30, 2009 and 2008 (in U.S. dollars, except otherwise as indicated)

	For The Three Months Ended June 30,
	2009		2008		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	11,936,089	100.0%	24,961,972	100.0%	(13,025,883)	-52.2%
Vessel operating expenses	9,843,113	82.5%	13,375,442	53.6%	(3,532,329)	-26.4%
Service costs	714,473	6.0%	1,502,819	6.0%	(788,346)	-52.5%
Depreciation and amortization	1,794,742	15.0%	1,792,203	7.2%	2,539	0.1%
General and administrative expenses	634,857	5.3%	721,063	2.9%	(86,206)	-12.0%
Selling expenses	72,048	0.6%	-	0.0%	72,048	0.0%
Interest expense, net	(43,478)	-0.4%	(160,523)	-0.6%	117,045	-72.9%
Other income (expense) , net	92,433	0.8%	(49,013)	-0.2%	141,446	-288.6%
Income tax expense	(5,234)	0.0%	(136,343)	-0.5%	131,109	-96.2%
Net (loss) income	(1,079,423)	-9.0%	7,224,566	28.9%	(8,303,989)	-114.9%
Weighted Average Shares Outstanding
- Basic	130,000,000		106,925,000		23,075,000	21.6%
- Diluted	130,000,000		106,925,000		23,075,000	21.6%
Net (loss) income per share
- Basic	(0.01)		0.07		(0.08)	-114.3%
- Diluted	(0.01)		0.07		(0.08)	-114.3%

Revenues

Our revenues are derived from the operation of:

•	Dry bulk shipping
•	Chartering brokerage
•	Other activities which represent shipping agency and freight forwarding services, and online services

For the three months ended June 30, 2009, total revenues declined by approximately $13.0 million, or 52.2%, to $11.9 million from $25.0 million for the three months ended June 30, 2008.

This significant revenue decrease is attributable to the severity of the decline in the global shipping market as the effects of the global financial crisis and the economic recession have broadened and deepened since late 2008. The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, dropped approximately 70% for the three months ended June 30, 2009 compared with the same period of 2008.

Among other activities, online services continued to grow. This growth reflected management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

Vessel Operating Expenses

Vessel operating expenses were incurred in the operation of dry bulk shipping and chartering brokerage. For the three months ended June 30, 2009, vessel operating expenses decreased by $3.5 million, or 26.4%, to $9.8 million, compared with $13.4 million for the comparable period in 2008. This decrease is principally attributable to the lower fuel rate worldwide and a decrease in business volume, which resulted in the decrease in fuel and related consumption.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding services. For the three months ended June 30, 2009, service costs decreased by $0.8 million, or 52.5%, to $0.7 million, compared with $1.5 million for corresponding period in 2008. This decrease is principally attributable to less revenue generated from the operation of our freight forwarding services.

Depreciation and Amortization

 Depreciation of vessels and amortization of deferred dry dock fees were $1.8 million for the three months ended June 30, 2009. There was no significant fluctuation between the two periods.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.09 million, or 12.0%, to $0.6 million for the three months ended June 30, 2009 from $0.7 million for the same period in 2008. This decrease is mainly attributable to decreased management costs as a result of management’s strategic cost control initiative which was established at the beginning of 2009.

Selling Expenses

Selling expenses were commissions paid to promote dry bulk shipping and chartering brokerage business, which reflected management’s strategy of expanding the business which was initiated at the beginning of 2009. For the three months ended June 30, 2009, selling expenses were $0.07 million.

Interest Expense, Net

Net interest expense declined significantly by $0.12 million, or 72.9%, to $0.04 million for the three months ended June 30, 2009, compared with approximately $0.16 million for corresponding period in 2008. This decrease is primarily attributable to an interest rate decline on bank loans and increased payments to pay off outstanding long-term bank loans.

Other Income (Expense), Net

Other income was $0.09 million for the three months ended June 30, 2009, compared with other expense of $0.05 million for the three months ended June 30, 2008. This difference is deemed to be a reasonable fluctuation.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the three months ended June 30, 2009, income tax expense was $0.005 million as compared with $0.136 million for the same period in 2008. This difference is mainly attributable to changes of deferred tax assets and liabilities during the comparable periods.

Net (Loss) Income

Net income decreased by approximately $8.3 million, or 114.9%, to net loss of $1.1 million for the three months ended June 30, 2009 from net income of $7.2 million for the same period in 2008. This decrease is primarily attributable to the significant decline in revenue, partially offset by decreased interest expenses and incurred other income.

As a percentage of revenue, net (loss) income was (9.0)% and 28.9% for the three months ended June 30, 2009 and 2008, respectively. This change is a reflection of the unprecedented macro-economic environment affecting the shipping market negatively worldwide.

Net (Loss) Income Per Share

For both basic and diluted shares, net (loss) income per share decreased by $0.08, or 114.3%, to net loss of ($0.01) per share for the three months ended June 30, 2009 from $0.07 per share for the same period of 2008. This decrease is attributable to decreased net income of $8.3 million as well as an increase of 23,075,000 shares during the comparable periods.

Liquidity and Capital Resources

Working Capital

 We had a working capital deficit of $3.9 million at June 30, 2009 as compared to a working capital of $1.7 million at December 31, 2008. This is principally attributable to decreased cash and cash equivalents resulting from the net loss of $4.2 million, cash used in operating activities of $1.3 million, and cash used in investing activities of $2.1 million for the six months ended June 30, 2009 compared with the net income of $14.1 million, cash provided by operating activities of $18.3 million, and cash used in investing activities of $0.08 million for the corresponding period in 2008, respectively; offset by decreased cash used in financing activities to $2.4 million from $12.5 million for the comparable periods.

Operating Activities

For the six months ended June 30, 2009, our cash used in operating activities was $1.3 million. This is primarily attributable to our net loss of $4.2 million adjusted by amortization of $2.1 million and depreciation of $1.7 million; to increased dry docking cost of $1.7 million and other receivables of $0.8 million. These were offset by decreased inventories of $0.7 million and increased accounts payable of $0.8 million.

For the six months ended June 30, 2008, our cash provided by operating activities of $18.3 million is primarily attributable to the net income of $14.1 million with adjustments of amortization of $1.7 million and depreciation of $1.8 million; decreased prepayments of $2.1 million and other receivables of $0.5 million; and increased other current liabilities of $0.6 million. These were offset by increased inventories of $0.6 million, decreased advance from customers of $1.5 million and accounts payable of $0.7 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $2.1 million. This was a deposit to purchase a new vessel.

For the six months ended June 30, 2008, net cash used in investing activities was $0.08 million which was used to purchase fixed assets.

Financing Activities

Net cash used in our financing activities was $2.4 million for the six months ended June 30, 2009. It mainly included repayments to related parties of $1.9 million, repayments of long-term loans of $1.4 million and repayments of long-term notes payable of $0.2 million, offset by advances from related parties of $1.1 million.

For the six months ended June 30, 2008, net cash used in our financing activities was $12.5 million. It principally included payment of dividends of $48.2 million, advances to related parties of $2.5 million and repayments of long-term loan of $1.4 million, long-term notes payable of $0.5 million and capital lease obligation of $1.0 million; offset by the proceeds from related parties of $41.0 million.

To face the challenges of a global financial crisis and a depressed shipping market, we have taken effective initiatives to increase profitability by pushing forward the implementation of our online portal, which has resulted in sales increases. We have developed cost control strategies on cutting vessel management costs as well as general management costs.  We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. To improve liquidity, we changed the registrations of the flags of two vessels. With new registrations, we believe dry dock fees will continue to decrease while such vessels keep meeting the standards of certification and inspection. We obtained a short-term credit line from Shanghai Development Bank for $1,168,770 and the full amount was available at June 30, 2009. To fund a new vessel purchase, we obtained a long-term loan subsequent to June 30, 2009.

Our principal capital sources are cash flow from operations and short and long-term bank debt. We believe that cash flow from our operations will improve as business operations rebound. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements for the next twelve months.

Capital Expenditures

We will make capital expenditures in connection with a vessel purchase. We will incur capital expenditures for the implementation of our shipping online portal and dry dockings of our fleet for the next twelve months.

Material Commitments/Tabular Disclosure of Contractual Obligations

The repayment schedule for the principal amount of long-term bank loans is as follows:

Period Ended June 30,	Amount
2010	$2,811,672
2011	2,811,672
2012	1,051,968
Thereafter	58,286
Total	$6,733,598

The repayment schedule for long-term notes payable is as follows:

Period Ended June 30,	Amount
2010	$90,135
Thereafter	2,958,450
Total	$3,048,585

As of June 30, 2009, future minimum payments required under non-cancelable leases are:

Period Ended June 30,	Amount
2010	85,925
2011	19,608
Total	$105,533

On June 3, 2009, the Company signed a memorandum of agreement to purchase a vessel for $20,700,000. Subsequent to June 30, 2009, the Company executed an addendum to amend the delivery date. Of the $20,700,000, $18,630,000 will be due upon the vessel’s delivery. On July 7, 2009, the Company obtained a loan from Mitsubishi UFJ Lease & Finance Company Limited for $14,490,000 to fund the purchase of the vessel. The loan is to be repaid in eighty-four (84) monthly payments with an interest rate at the Japanese LIBOR plus 2.3%.

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

[COMPANY TO CONFIRM/CONSULT WITH AUDITOR]

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[COMPANY TO CONFIRM/CONSULT WITH AUDITOR]

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of June 30, 2009, the claim of approximately $501,640 (including interest) by Sinoriches Global Ltd. in connection with a voyage charter contract dispute is in arbitration.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company executed a Memorandum of Agreement to purchase a 2003 built handysize vessel (20,212 gross tonnage, 10,948 net tonnage) on June 3, 2009 for a purchase price equal to $20.7 million. As of August 14, 2009, the Company paid a 10% deposit however it has not consummated the acquisition.

Effective August 3, 2009, the Company changed its registered agent in the State of Texas to CorpDirect Agents, Inc., 815 Brazos Street, Suite 500, Austin, Texas 78701.

ITEM 6. EXHIBITS

(a) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated August 12, 2008, by and among Trip Tech, Inc., SkyAce Group Limited and Pioneer Creation Holdings Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.1	Articles of Incorporation of Trip Tech, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on May 14, 2007

3.2	Amended and Restated Bylaws of Trip Tech, Inc. dated as of August 27, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2008

3.3	Memorandum and Articles of Association of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.4	Certificate of Incorporation of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.5	Memorandum and Articles of Association of Plentimillion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.6	Certificate of Incorporation of Plentimilllion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.7	Memorandum and Articles of Association of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.8	Certificate of Incorporation of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.9	Memorandum and Articles of Association of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.10	Certificate of Incorporation of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.11	Articles of Association of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.12	Certificate of Incorporation of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.13	Certificate of Correction to Trip Tech’s Articles of Incorporation, dated August 11, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.14	Certificate of Amendment to Certificate of Incorporation of the Company, dated September 24, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2008

3.15	Certificate of Corporate Resolutions Designating Series A Preferred Stock of the Company, dated August 12, 2008	Incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2009

10.1	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland International	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.2	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland Logistics	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.3	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Shipping Online	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.4	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Winland International Shipping Agency Co., Ltd. and Dalian Winland Group Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

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

Date: August 14, 2009	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive Officer, Secretary and Director

Date: August 14, 2009	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial and Accounting Officer