Form 10-Q/A
period 2009-06-30
Winland Online Shipping Holdings Corp
filed 2009-08-14
CIK 1397966

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive Officer, Secretary and Director

Date: August 14, 2009	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial and Accounting Officer