Form 10-Q
period 2009-09-30
Winland Online Shipping Holdings Corp
filed 2009-11-13
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2009:  130,000,000 shares of common stock.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)	F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)	F-8

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,350,240	$8,233,588
Accounts receivable	1,943,962	1,719,599
Inventories	2,322,210	2,560,644
Prepayments	876,913	763,931
Other receivables and other assets	721,612	56,902
Deferred tax assets	-	5,427
Due from related parties	4,761,251	760,256
Other assets of discontinued operation	-	2,305
Total current assets	12,976,188	14,102,652

Vessels, net	43,595,882	25,087,795
Fixed assets, net	177,601	236,194
Deferred dry dock fees, net	9,862,221	11,034,686
Other intangible assets	3,657	3,647
Long-term assets of discontinued operation	-	1,324,112
Total long-term assets	53,639,361	37,686,434

TOTAL ASSETS	$66,615,549	$51,789,086

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,634,815	$5,026,648
Short-term bank loan	1,170,001	-
Current portion of long-term loans	4,128,908	2,811,672
Current portion of long-term notes payable, net of discount of $649,123 at September 30, 2009	3,366,950	273,469
Advances from customers	910,344	629,594
Accrued expenses	876,757	1,145,872
Due to related parties	3,921,031	768,586
Taxes payable	8,647	9,707
Deferred tax liabilities	9,309	-
Deferred revenue	131,828	97,506
Other current liabilities	1,759,237	1,536,850
Other liabilities of discontinued operation	-	125,479
Total current liabilities	21,917,827	12,425,383

LONG-TERM LIABILITIES
Long-term portion of loans	16,391,772	5,327,762
Long-term portion of notes payable, net of discount of $1,579,962 at September 30, 2009	2,594,615	2,954,393
Deferred tax liabilities	3,250	5,231
Total long-term liabilities	18,989,637	8,287,386

TOTAL LIABILITIES	40,907,464	20,712,769

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 per share; 200,000,000 shares authorized, 130,000,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	130,000	130,000
Additional paid-in capital	3,322,966	3,322,966
Accumulated other comprehensive income	716,876	758,511
Retained earnings	21,538,243	26,864,840
Total Shareholders’ Equity	25,708,085	31,076,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,615,549	$51,789,086

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
(LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$11,841,798	$22,302,487	$36,368,521	$70,552,447

COSTS AND EXPENSES
Vessel operating expenses	9,586,920	11,277,732	30,757,559	39,994,317
Service costs	505,173	1,418,584	2,488,842	4,012,632
Depreciation and amortization	1,770,878	1,856,199	5,513,270	5,563,243
General and administrative expenses	748,348	1,702,528	2,057,126	2,492,468
Selling expenses	88,907	-	253,064	-
TOTAL COSTS AND EXPENSES	12,700,226	16,255,043	41,069,861	52,062,660

OTHER EXPENSES

Interest expense, net	(43,478)	(266,404)	(131,978)	(540,129)
Other expense, net	(149,229)	(505,366)	(218,667)	(468,069)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,051,135)	5,275,674	(5,051,985)	17,481,589

INCOME TAX EXPENSE	(16,049)	(37,902)	(49,060)	(133,954)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,067,184)	5,237,772	(5,101,045)	17,347,635

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	5,195	-	5,195	-
(Loss) income from discontinued operation	(108,004)	60,704	(230,747)	74,556

NET (LOSS) GAIN FROM DISCONTINUED OPERATION	(102,809)	60,704	(225,552)	74,556

NET (LOSS) INCOME	(1,169,993)	5,298,476	(5,326,597)	17,422,191

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain (loss)	3,863	89,589	(41,635)	268,768

COMPREHENSIVE (LOSS) INCOME	$(1,166,130)	$5,388,065	$(5,368,232)	$17,690,959

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
(LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average shares outstanding
- Basic	130,000,000	119,465,761	130,000,000	111,135,766
- Diluted	130,000,000	119,465,761	130,000,000	111,135,766

(Loss) income from continuing operations per share
- Basic	$(0.01)	$0.04	$(0.04)	$0.16
- Diluted	$(0.01)	$0.04	$(0.04)	$0.16

Gain from disposition of discontinued operation per share
- Basic	$0.00	$-	$0.00	$-
- Diluted	$0.00	$-	$0.00	$-

Income (loss) from discontinued operation per share
- Basic	$(0.00)	$0.00	$(0.00)	$0.00
- Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Net (loss) income per share
- Basic	$(0.01)	$0.04	$(0.04)	$0.16
- Diluted	$(0.01)	$0.04	$(0.04)	$0.16

See accompanying notes to the condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,326,597)	$17,422,191
Net loss (gain) from discontinued operation	225,552	(74,556)
(Loss) income from continuing operations	(5,101,045)	17,347,635

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,446,262	2,694,711
Amortization of deferred dry dock fees	3,067,008	2,868,532
Discount on long-term notes payable	13,345	33,334
Amortization of capital lease obligations	-	53,592
Deferred taxes	12,754	127,547

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	(224,363)	(479,510)
Inventories	238,433	635,722
Prepayments	(110,677)	(514,266)
Other receivables and other assets	(665,107)	2,646,288
Deferred revenue	34,323	-
Deferred dry dock fees	(1,977,352)	(1,350,228)

Increase (Decrease) In:
Accounts payable	509,288	(1,589,793)
Advance from customers	280,750	(1,340,952)
Accrued expenses	(295,714)	(276,619)
Taxes payable	(1,060)	(41,659)
Other current liabilities	222,386	710,733
Net cash (used in) provided by continuing operations	(1,550,769)	21,525,067

Net cash provided by discontinued operation	1,170,483	399,479

Net cash (used in) provided by operating activities	(380,286)	21,924,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of a vessel	(20,881,125)	-
Purchases of fixed assets	(3,744)	(105,981)
Proceeds from disposition of discontinued operation, net	1,272,685	-
Net cash used in investing activities	(19,612,184)	(105,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(repayments of) short-term loans	1,170,001	(1,000,000)
Repayments of long-term loans	(2,108,754)	(2,108,754)
Proceeds from long-term loans	14,490,000	-
Proceeds from/(repayments of) long-term notes payable	2,720,359	(580,239)
Repayments of capital lease obligations	-	(1,401,400)
Repayments to related parties	(5,273,294)	(3,279,382)
Proceeds from related parties	3,152,445	37,370,259
Payment of dividends	-	(48,213,871)
Net cash provided by (used in) financing activities	14,150,757	(19,213,387)

See accompanying notes to the unaudited condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,841,713)	2,605,178
Effect of exchange rate changes on cash	(41,635)	278,307
Cash and cash equivalents at beginning of period	8,233,588	2,673,258

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,350,240	$5,556,743

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$242,902	$401,175
Income taxes paid	$36,597	$53,859

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations). The acquisition was accounted for as the recapitalization of SkyAce. Accordingly, the condensed consolidated and combined statements of income include the results of operations of SkyAce from January 1, 2008, and the results of operations of WLOL from the acquisition date through September 30, 2009.

SkyAce declared a dividend of $48,213,871 on December 31, 2007 and paid it on March 31, 2008.

WLOL and subsidiaries (the “Company”) is mainly engaged in a comprehensive range of online and off-line international shipping services such as dry bulk shipping, chartering, shipping agency, and international logistics.

2.	LIQUIDITY

The Company incurred a net loss of $5,326,597, and cash used in operations was $380,286 for the nine months ended September 30, 2009. The Company also had a working capital deficit of $8,941,639 at September 30, 2009. This was principally due to the Company using cash to purchase a new vessel, and to pay long-term loans. To improve liquidity, the Company changed the registrations of the flags of two of its vessels. With new registrations, the Company believes dry dock fees will continue to decrease while such vessels keep meeting the standards of certification and inspection. To increase its cash resources, the Company obtained a short-term bank loan of $1,170,001 (See Note 8), a long-term loan of $14,490,000 (see Note 9), and a long-term note of $3,000,000 (see Note 10). The long-term debts principally were used to purchase a new vessel.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

On July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s consolidated financial statements.

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation (Continued)

k)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

m)	Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

n)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering business of vessels.

o)	Bestline Shipping Limited is registered in Hong Kong, managing chartering business of vessels.

p)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

q)	Win Glory S.A. is incorporated in Panama, registered in Hong Kong.

r)	Win Grace Shipping Co., Limited is incorporated and registered in Malta.

s)	Win Hope Shipping Co., Limited is incorporated and registered in Malta.

t)	Win Moony Shipping Co., Limited is incorporated and registered in Malta.

u)	Bodar Shipping S.A. is incorporated and registered in Panama.

v)	Win Moony Shipping S.A. is incorporated and registered in Panama.

w)	Bao Shun Shipping S.A. is incorporated and registered in Panama.

x)	Winland International Shipping Co., Limited is incorporated and registered in Hong Kong.

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The Company applied the provision of ASC 810 (formerly SFAS No. 46R, Consolidation of Variable Interest Entities), a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of  the VIEs’ residual returns. As a result, DWIS, DWIL and DSON became the Company’s VIEs since January 1, 2008.

The Company adopted ASC 805 (formerly SFAS No. 141), which requires the consolidated financial statements for the periods ended September 30, 2009 and 2008 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Financial statements of all VIEs have been included in the Company’s consolidated financial statements as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008.

Inter-company accounts and transactions have been eliminated in consolidation.

(c)	Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2008	September 30, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Company A	8.06%	0.38%	6.89%	-
Company B	7.04%	-	-	-
Company C	3.51%	-	-	-
Company D	1.76%	-	-	-
Company E	-	8.05%	-	0.47%
Company F	-	6.24%	-	-
Company G	-	4.41%	-	-

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Concentrations (Continued)

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2008	September 30, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Company H	19.77%	26.34%	2.87%	2.08%
Company I	18.63%	11.37%	-	6.57%
Company J	10.64%	31.00%	2.57%	-
Company K	10.32%	-	-	-
Company L	9.86%	-	0.51%	-
Company M	-	10.78%	-	-
Company N	-	7.14%	-	-

(d)	Use of Estimates

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Fair Value of Financial Instruments

Fair Value of Financial Instruments -  ASC 820-10 (formerly SFAS 157) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

(I)	Level 1—defined as observable inputs such as quoted prices in active markets;
(II)	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
(III)	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of September 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,350,240	$2,350,240	$-	$-

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Income Tax

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

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the three and nine months ended September 30, 2009 and 2008.

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

	September 30, 2009	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)	(Unaudited)
Period end RMB: US$ exchange rate	6.8376	6.8542	6.8551
Average period RMB: US$ exchange rate	6.8455	7.0842	7.0846

(j)	Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income (loss) is the foreign currency translation adjustment.

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Reporting Segments (Continued)

Dry Bulk Shipping Service – Dry bulk shipping service operates a fleet of thirteen vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 47% and 67% of combined operating revenues for the nine months ended September 30, 2009 and 2008, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for unrelated shipping companies and shippers. The segment contributed 44% and 26% of consolidated operating revenues for the nine months ended September 30, 2009 and 2008, respectively.

Other activities - Other activities segment comprises shipping agency and freight forwarding services, and online services. Shipping agency and freight forwarding service provides transportation and logistic services to shippers in the PRC. Online services provide internet services for members. The segment contributed 9% and 5% of consolidated operating revenues for the nine months ended September 30, 2009 and 2008, respectively.

These operating segments were not separately reported as they do not meet any of the quantitative thresholds under  ASC 280-10 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Also see Note 14.

(l)	Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 (R), Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have any effect on the Company’s condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a significant effect on the Company’s condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Recent Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the potential impact of adopting this statement.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Recent Accounting Pronouncements (Continued)

In June 2009, the FASB SFAS No. 167, Amendments to FASB Interpretation No. 46(R), requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that.  The Company is currently evaluating the impact of the adoption of SFAS 167. This recently issued but not yet enacted accounting standard has not yet been codified by the FASB. See Note 3 (a).

4.	VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of September 30, 2009 and December 31, 2008. Among the thirteen vessels, two of them denoted (a) were acquired by syndicated loans and are still under pledge; nine vessels denoted (b) were acquired through capital leases; two vessels denoted (c) were acquired through the long-term notes payable from related parties, also see Note 10; and one remaining vessel denoted (d) was acquired through the long-term loan, also see Note 9, and long-term notes payable, also see Note 10.

The vessels of the Company consist of the following:

		September 30, 2009	December 31, 2008
		(Unaudited)
At cost:
Win Hope	(b)	$2,679,285	$2,679,285
Win Ever	(b)	1,737,966	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,697	2,503,697
Win Grace	(b)	3,677,861	3,677,861
Win Moony	(b)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(c)	2,961,565	2,954,393
Baoshun	(d)	20,881,125	-
		$74,488,967	$53,600,670

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

4.	VESSELS (CONTINUED)

Less: Accumulated depreciation
Win Hope	(b)	1,949,179	1,768,328
Win Ever	(b)	1,564,169	1,564,169
Win Bright	(b)	1,565,332	1,565,332
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	2,038,725	1,797,297
Win Grace	(b)	3,218,128	2,804,369
Win Moony	(b)	3,175,879	2,761,634
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	4,469,569	3,648,628
Win Honey	(a)	1,459,688	1,269,844
Bodar	(b)	4,486,897	4,486,897
Andong	(c)	757,812	638,670
		$30,893,085	$28,512,875
Vessels, net		$43,595,882	$25,087,795

Vessel depreciation expense for the nine months ended September 30, 2009 and 2008 was $2,378,661 and $2,620,916 respectively.

Vessels collateralizing loans are as follow. Also see Note 9.

	September 30, 2009	December 31, 2008
	(Unaudited)
Net Book Value
Winland Dalian	$13,773,570	$14,594,511
Win Honey	3,040,312	3,230,156
Baoshun	20,881,125	-
Total	$37,695,007	$17,824,667

5.	FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
At cost:
Motor vehicles	$244,598	$244,005
Office equipment	199,306	369,607
Leasehold improvement	181,660	-
	625,564	613,612

Less: Accumulated depreciation
Motor vehicles	135,152	117,516
Office equipment	176,400	259,902
Leasehold improvement	136,411	-
	447,963	377,418

Fixed assets, net	$177,601	$236,194

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $67,601 and $73,795, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

6.	DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Cost	$18,174,587	$21,594,143
Less: Accumulated amortization	8,312,366	10,559,457
Deferred dry dock fees, net	$9,862,221	$11,034,686

Amortization expense for the nine months ended September 30, 2009 and 2008 was $3,067,008 and $2,868,532, respectively.

Amortization expense for the next five years and thereafter is as follows:

Period Ended September 30,	Amount
2010	$3,397,846
2011	2,624,417
2012	2,206,205
2013	1,344,639
2014	289,114
Total	$9,862,221

7.	DUE TO/FROM RELATED PARTIES

Due to/from related parties consist of the following:

(I) Due From Related Parties			September 30, 2009	December 31, 2008
			(Unaudited)
Winland Container Lines Ltd.	a	)	$4,556,082	$759,042
Dalian Winland Shipping Co., Ltd	b	)	203,569	-
Due from employees	c	)	1,600	1,214
Total due from related parties			$4,761,251	$760,256

(II) Due To Related Parties			September 30, 2009	December 31, 2008
			(Unaudited)
Dalian Winland Group Co., Ltd	d	)	$3,669,185	$526,885
Dalian Winland Shipping Co., Ltd	b	)	-	120,664
Dalian Master Well Ship Management Co., Ltd	e	)	196,185	48,614
Winland Shipping Japan Co., Ltd	f	)	55,661	72,423
Total due to related parties			$3,921,031	$768,586

a)
Winland Container Lines Ltd. is controlled by the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the nine months ended September 30, 2009 and 2008, the Company recognized relevant service revenue of $1,045,131 and $446,421. For the nine months ended September 30, 2009 and 2008, the Company paid $3,175,312 and $629,334 of expenses to related ports and received $425,797 and $446,422 of payments from related ports on behalf of Winland Container Lines Ltd. The outstanding balances at September 30, 2009 and December 31, 2008 are interest-free, unsecured and have no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

7.	DUE TO/FROM RELATED PARTIES (CONTINUED)

b)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee for the two vessels was $25,500 and $27,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company recognized relevant service revenue of $1,285,516 and $0 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, on behalf of DWSC, the Company paid $104,703 and $3,572,251 of ocean fees; and received $997,736 and $0 of ocean fees, respectively. The Company recognized interest expense of $43,000 and $100,136 for the nine months ended June 30, 2009 and 2008, respectively. Also see Note 10. The Company disposed of vessl Haoyue to DWSC. Also see Note 13. The outstanding balances at September 30, 2009 and December 31, 2008 are interest-free, unsecured, and have no fixed repayment term.

c)
Due from/to employees are interest-free, unsecured and have no fixed repayment. The amounts due from/to employees primarily represent advances to sales personnel or prepaid by sales personnel of the Company for business and travelling related expenses.

d)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $19,896,581 and $0 of expenses on behalf of DWIG for the nine months ended September 30, 2009 and 2008, respectively.  The Company collected $22,976,257 and $36,424,947 on behalf of DWIG for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized interest expense of $67,924 and $65,635, respectively. Also see Note 10. The outstanding balances at September 30, 2009 and December 31, 2008 are interest-free, unsecured and have no fixed repayment term.

e)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. It operates as the vessel management company for the Company. The vessel management fees for 12 and 11 vessels in the nine months ended September 30, 2009 and 2008 was $194,400 and $17,672, respectively. The Company paid $117,379 and $309,364 on behalf of Dalian Master Well Ship Management Co., Ltd, in the nine months ended September 30, 2009 and 2008, respectively. The Company collected $70,549 and $62,185 on behalf of Dalian Master Well Ship Management Co., Ltd, in the nine months ended September 30, 2009 and 2008, respectively. The outstanding balances at September 30, 2009 and December 31, 2008 are interest-free, unsecured, and have no fixed repayment term.

f)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $353,695 and $9,927 in the nine months ended September 30, 2009 and 2008, respectively. The Company paid $370,483 and $0 on behalf of Winland Shipping Japan Co., Ltd, in the nine months ended September 30, 2009 and 2008, respectively. The outstanding balances at September 30, 2009 and December 31, 2008 are interest-free, unsecured and have no fixed repayment term.

8.	SHORT-TERM BANK LOAN

The Company obtained a short-term bank loan from Shanghai Pudong Development Bank for $1,170,001 on July 10, 2009. The loan principal will be due on July 6, 2010. The interest payment is due quarterly with the annual interest rate of 5.31%. The interest expense was $13,962 for the nine months ended September 30, 2009. See Note 2.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

9.    LONG-TERM LOANS

Long-term loans consist of the following:
	September 30, 2009	December 31, 2008
	(Unaudited)
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at September 30, 2009 is 0.33%, secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$4,047,372	$5,631,120

Due on July 21, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at September 30, 2009 is 0.33%, secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	1,983,308	2,508,314

Loan from Mitsubishi UFJ Lease & Finance Co., Ltd.: Term of the loan is 7 years with interest 1-month LIBOR plus 2.3% per annum, monthly payment composed of principle and interest is fixed at $109,773, initial payment is due on October 24, 2009, secured by the vessel Baoshun (also see Notes 2 and 4).	14,490,000	-

Total long-term loans	20,520,680	8,139,434

Less: Current portion	4,128,908	2,811,672

Long-term portion	$16,391,772	$5,327,762

Interest expense for the nine months ended September 30, 2009 and 2008 was $118,633 and $346,772, respectively.

The repayment schedule for the principal amount of long-term loans is as follows:

Period Ended September 30,	Amount
2010	$4,128,908
2011	4,128,908
2012	1,427,049
2013	1,317,276
2014	1,317,276
Thereafter	8,201,263
Total	$20,520,680

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

10.	LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
			September 30, 2009	December 31, 2008
			(Unaudited)
Notes payable to unrelated party:
Win Grand Shipping Limited, net of discount of $0 and $13,345 at September 30, 2009 and December 31, 2008, respectively, paid off September 17, 2009			$-	$273,469
Sea Carrier Shipping Co., Ltd., net of discount of $2,229,085, expire at September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance. (See Note 2).	a	)	3,000,000	-
Subtotal			3,000,000	273,469

Notes payable to related companies:
Dalian Winland Shipping Co. , Ltd. due July 19, 2010, at an interest rate of 5% per annum	b	)	1,148,063	1,145,283
Dalian Winland Group Co., Ltd. due July 19, 2010, at an interest rate of 5% per annum	c	)	1,813,502	1,809,110
Subtotal			2,961,565	2,954,393

Total long-term notes payable			5,961,565	3,227,862

Less: Current portion			3,366,950	273,469

Long-term portion			$2,594,615	$2,954,393

The amortization of discounts on notes payable for the nine months ended September 30, 2009 and 2008 was $13,345 and $33,334, respectively.

The long-term note denoted a) was used to purchase the vessel Baoshun. Also see Note 4.

The long-term notes obtained from DWSC and DWIG, two related parties, denoted b) and c) were both used to purchase the vessel Andong. Also see Notes 4 and 7.

Interest expense for the nine months ended September 30, 2009 and 2008 was $110,924 and $206,379, respectively.

The repayment schedule for long-term notes payable is as follows:

Period Ended September 30,	Amount
2010	$3,366,950
2011	445,094
2012	576,198
2013	738,688
2014	834,635
Total	$5,961,565

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

11.	COMMITMENTS

The Company leases office space under operating leases. Lease expense was $87,426 and $101,380 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, future minimum payments required under non-cancelable leases are:

Period Ended September 30,	Amount
2010	69,254
2011	8,390
Total	$77,644

12.	INCOME TAX

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, and Winland International Shipping Co., Limited are incorporated and registered in Hong Kong and are free of income tax as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the nine months ended September 30, 2009 and 2008.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in St. Vincent and Grenadines. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and registered in HongKong. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, Win Bright Shipping Co., Limited, Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A. is incorporated and registered in Panama. Since these companies obtained a tax exemption from the local government, they did not have any tax expense for the nine months ended September 30, 2009 and 2008.

Effective January 1, 2007, the Company adopted ASC 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No.109, Accounting for Income Taxes). ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertainty tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Income tax expense for the nine months ended September 30, 2009 and 2008 is summarized as follows:

	For The Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Current	$(36,306)	$(6,407)
Deferred	(12,754)	(127,547)
Income tax expense	$(49,060)	$(133,954)

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

12.	INCOME TAX (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended September 30, 2009 and 2008 (computed by applying the Hong Kong CIT rate of 17.5 to income before income taxes) as follows:

	For The Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$898,164	$(4,389,036)
Favorable tax rates	(947,224)	4,255,082
Income tax expense	$(49,060)	$(133,954)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Deferred tax assets (liabilities):
Current portion:
General and administrative expenses	$7,723	$6,718
Service revenue and commissions	(460)	(631)
Valuation allowance-short term	(2,373)	(660)
Other income	(14,199)	-
Subtotal	(9,309)	5,427

Non-current portion:
Depreciation expense	(27,642)	(9,276)
Net operating loss	206,156	97,740
Valuation allowance	(181,764)	(93,695)
Subtotal	(3,250)	(5,231)

Net deferred tax (liabilities) assets	$(12,559)	$196

(b)	Tax Holiday Effect

For 2009 and 2008 the Hong Kong corporate income tax rate was 17.5%. Certain subsidiaries of the Company which were registered in Hong Kong are entitled to tax exemptions as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the nine months ended September 30, 2009 and 2008.

The combined effects of the income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2009 and 2008 is as follows:

	2009	2008
	(Unaudited)	(Unaudited)
Tax holiday (expense) benefit	$(947,224)	$4,255,082
Basic net (loss) income per share excluding tax holiday effect	$(0.03)	$0.12

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

13.	DISCONTINUED OPERATION

On August 18, 2009, the Company disposed of the Haoyue vessel to a related party, Dalian Winland Shipping Co., Ltd. The net cash proceeds were $1,272,685, after deducting tax expenses of $28,350 from the gross proceeds of $1,301,035. Also see Note 7.
The following represents the vessel at the date of disposal:

August 18, 2009
Vessel, net	$1,267,490
Net asset	1,267,490

Gross proceeds from disposition	1,301,035
Less: Tax expenses	(28,350)
Net proceeds	1,272,685

Gain from disposition of discontinued operation	$5,195

In accordance with ASC 205-20 (formerly SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets), the results of operations of Haoyue was presented separately as discontinued operation in the condensed consolidated statement of loss and assets or liabilities of discontinued operation in the condensed consolidated balance sheet at December 31, 2008. The losses from the discontinued operation of $108,004 and $230,746 were reflected in the Company’s condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2009, respectively.

The following is the unaudited pro forma net income of the Company for the nine months ended September 30, 2009 assuming the disposition of Haoyue was completed on January 1, 2009 and 2008.

	For The Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net (loss) income	$(5,095,515)	$17,347,635
Weighted average shares, basic and diluted	130,000,000	111,135,766
Net (loss) income per share, basic and diluted	$(0.04)	$0.16

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

14.	SEGMENT INFORMATION

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

The Company's segment information for the three and nine months ended September 30, 2009 and 2008 are as follows:

Nine Months Ended September 30, 2009 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$17,023,160	$16,060,356	$3,285,005	$-	$36,368,521
Intersegment sales	-	-	103,173	(103,173)	-
Net sales	17,023,160	16,060,356	3,388,178	(103,173)	36,368,521
Costs	17,132,616	13,913,211	2,303,747	(103,173)	33,246,401
Depreciation and amortization	5,328,175	-	185,095	-	5,513,270
Other operating expenses	1,241,642	207,769	1,170,138	90,346	2,709,895
Gain from disposition of discontinued operation	-	-	5,195	-	5,195
(Loss) income from discontinued operation	(231,065)	-	318	-	(230,747)
Net (loss) income	$(6,910,338)	$1,939,376	$(265,289)	$(90,346)	$(5,326,597)
September 30, 2009 (Unaudited)
Identifiable assets	$43,737,994	$9,576,286	$13,300,443	$826	$66,615,549

Nine Months Ended September 30, 2008 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$48,510,653	$18,604,227	$3,437,567	$-	$70,552,447
Intersegment sales	-	-	398,857	(398,857)	-
Net sales	48,510,653	18,604,227	3,836,424	(398,857)	70,552,447
Costs	24,222,337	16,170,837	4,012,632	(398,857)	44,006,949
Depreciation and amortization	5,397,025	-	166,218	-	5,563,243
Other operating expenses	1,683,612	518,614	1,311,950	120,444	3,634,620
(Loss) income from discontinued operation	(8,970)	-	83,526	-	74,556
Net income (loss)	$17,198,709	$1,914,776	$(1,570,850)	$(120,444)	$17,422,191

December 31, 2008
Identifiable assets	$25,514,626	$19,129,175	$9,701,281	$(2,555,996)	$51,789,086

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

14.	SEGMENT INFORMATION (CONTINUED)

Three Months Ended September 30, 2009 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$6,691,944	$4,292,554	$857,300	$-	$11,841,798
Intersegment sales	-	-	33,687	(33,687)	-
Net sales	6,691,944	4,292,554	890,987	(33,687)	11,841,798
Costs	5,960,658	3,724,279	440,843	(33,687)	10,092,093
Depreciation and amortization	1,706,548	-	64,330	-	1,770,878
Other operating expenses	480,189	80,742	479,550	5,530	1,046,011
Gain from disposition of discontinued operation	-	-	5,195	-	5,195
(Loss) income from discontinued operation	(108,512)	-	508	-	(108,004)
Net (loss) income	$(1,563,963)	$487,533	$(88,033)	$(5,530)	$(1,169,993)

Three Months Ended September 30, 2008 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$17,843,844	$2,781,624	$1,677,019	$-	$22,302,487
Intersegment sales	-	-	132,952	(132,952)	-
Net sales	17,843,844	2,781,624	1,809,971	(132,952)	22,302,487
Costs	9,221,230	2,189,454	1,418,584	(132,952)	12,696,316
Depreciation and amortization	1,799,008	-	57,191	-	1,856,199
Other operating expenses	1,547,929	509,390	422,127	32,754	2,512,200
Income from discontinued operation	33,661	-	27,043	-	60,704
Net income (loss)	$5,309,338	$82,780	$(60,888)	$(32,754)	$5,298,476

Information for Company’s sales by geographical area for the three and nine months ended September 30, 2009 and 2008 are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales to unaffiliated customers:
Japan, Korea and Russia	$8,289,258	$8,920,995	$20,380,965	$28,220,979
PRC	1,184,180	5,575,622	9,888,692	17,638,112
Southern and Eastern Asia	2,368,360	4,460,497	5,601,464	14,110,489
Mediterranean and Red Sea	-	2,230,249	-	7,055,245
Other	-	1,115,124	497,400	3,527,622
Total	$11,841,798	$22,302,487	$36,368,521	$70,552,447

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

15.	CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of September 30, 2009, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

16.	SUBSEQUENT EVENT

In preparing the unaudited condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through November 13, 2009, the date the unaudited condensed financial statements were issued.

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

PGL

PGL is a holding company founded in the British Virgin Islands on July 5, 2006. PGL was formed solely for the purpose of acquiring each of the following wholly-owned subsidiaries from Li Honglin and Xue Ying (both of whom previously owned fifty percent (50%) of each of the following entities), which such transfers occurred between January 1, 2008 and March 31, 2008:

(a)	Winland Shipping Co., Ltd., a company organized under the laws of Hong Kong on August 11, 2000 (“Winland Shipping”);

(b)	Kinki International Industrial Limited, a company organized under the laws of Hong Kong on May 2, 2006 (“Kinki”);

(c)	Bestline Shipping Limited, a company organized under the laws of Hong Kong on January 27, 1994 (“Bestline”);

(d)	Lancrusier Development Co., Limited, a company organized under the laws of Hong Kong on July 11, 1995 (“Lancrusier”);

(e)	Win Star Shipping Co., Ltd., a company organized under the laws of St. Vincent and the Grenadines (“SVG”) on June 21, 2000 (“Win Star”);

(f)	Bodar Shipping Co., Ltd., a company organized under the laws of SVG on January 7, 2004 (“Bodar”);

(g)	Winland Dalian Shipping S.A., a company organized under the laws of Panama on June 8, 2005 (“Winland Dalian”);

(h)	Treasure Way Shipping Limited, a company organized under the laws of Hong Kong on May 27, 2002 (“Treasure Way”).

PGL acquired the following additional entities in 2008:

(i)	Win Eagle Shipping Co., Ltd., a company organized under the laws of Malta on July 29, 2002 (“Win Eagle”);

(j)	Win Bright Shipping Co., Ltd. a company organized under the laws of Malta on February 8, 2002 (“Win Bright”);

(k)	Win Ever Shipping Co., Ltd., a company organized under the laws of Malta on February 8, 2002 (“Win Ever”).

(l)	Win Glory S.A., a company organized under the laws of Panama on April 2, 2003 (“Win Glory”).

(m)	Win Moony Shipping Co., Ltd., a company organized under the laws of Malta on September 26, 2003 (“Win Moony”).

PGL acquired the following entities in 2009:

(n)	Win Grace Shipping Co., Ltd., a company organized under the laws of Malta on September 4, 2003 (“Win Grace”).

(o)	Win Hope Shipping Co., Ltd., a company organized under the laws of Malta on June 14, 2001 (“Win Hope”).

PGL established the following entities in 2009:

(p)	Bodar Shipping S.A. is incorporated and registered in Panama on February 12, 2009 (“Bodar Shipping”).

(q)	Win Moony Shipping S.A. was incorporated and registered in Panama on April 30, 2009 (“Win Shipping”).

(r)	Bao Shun Shipping S.A. was incorporated and registered in Panama on June 10, 2009 (“Bao Shun”).

(s)	Winland International Shipping Co., Limited is incorporated and registered in Hong Kong on August 27, 2009 ("Winland International").

PGL and each of its wholly-owned subsidiaries set forth above (collectively, the “PGL Group”) are engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the PGL Group are ocean transportation and chartering. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering businesses are managed by Kinki and Bestline. Winland International's primary business is to develop and expand the global shipping market. Lancrusier’s primary business is management and accounting, while Win Star, Bodar, Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever, Win Glory, Win Moony, Win Grace, Win Hope and Bao Shun collectively own 12 of the Company’s vessels.

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

DWIS

Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”) was incorporated under the laws of the PRC on December 5, 2002 by three (3) investors, namely, Dalian Winland Industry Group Co., Ltd. (“DWIG”), Dalian Winland Shipping Co., Ltd. (“DWSC”) and Dalian Weihang Freight Forwarding Co., Ltd. (“DWFF”). At establishment, the percentage of each party’s equity interest was 51%, 41.5% and 7.5%, respectively. DWIG was incorporated by Li Honglin and Xue Ying having a 60% and 40% interest, respectively. DWSC was incorporated by DWIG and Xue Ying having a 60% and 40% interest, respectively. DWFF was incorporated by Li Honglin and Xue Ying having a 66.7% and 33.3% interest, respectively. Thus, Li Honglin and Xue Ying had owned a 50.5425% and 49.4575% of Winland International indirectly at inception. According to a share trust instrument agreement executed in February 2005, Li Honglin transferred 0.5425% of his interest in Winland International to Xue Ying. Thereafter, Li Honglin and Xue Ying own 50% each of Winland International as at December 31, 2007 and 2006. The principal activities of Winland International include shipping agency services, booking cargo space, storage of goods, and declaration of customs. On August 18, 2009, the Company disposed of the Haoyue vessel to a related party, Dalian Winland Shipping Co., Ltd. The net cash proceeds were $1,272,685, after deducting tax expenses of $28,350 from the gross proceeds of $1,301,035.

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

Our operating revenue in 2006 reached US$59.2 million, of which the net profit was nearly US$7.4 million; as the global shipping market experienced a breakthrough in development, the Company has achieved annual operating revenues of US$70.3 million in 2007, net income of US$21.4 million, enjoying approximately 200% growth as compared with 2006. The operating revenue of 2008 reached $85.6 million, net income of $19.0 million. However, the operating revenue and net income for the nine months ended September 30, 2009 dropped to $36.4 and a resulted net loss of $5.3, compared with $70.6 and net income of $17.4 for the corresponding period of 2008, respectively.

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

On June 3, 2009, Winland Shipping and Bao Shun Shipping S.A. entered into a Memorandum of Agreement (“MOA”) with Mario Shipping Corporation (“MSC”) for the purchase by the Company from MSC of a 2003 built handysize vessel (20,212 gross tonnage, 10,948 net tonnage) known as “Bao Shun” for a price of US$20,700,000.  On June 4, 2009, the MOA was amended to nominate Bao Shun Shipping S.A. as the actual buyer that would remain fully responsible for performing under the MOA, and on July 14, 2009 the MOA was further amended to change the expected time of delivery to the period of July 14, 2009 to October 10, 2009 and to modify certain payment and interest terms.  On August 14, 2009, the Company paid ten percent (10%) of the purchase price for the vessel (approximately US$2,070,000) in cash.

On September 25, 2009, the parties to the MOA closed on the purchase of the vessel whereby the Company paid the balance on the purchase price of US$18,630,000 as well as acquisition cost of $181,125.  The Company funded $14,490,000 through a long-term loan with Mitsubishi UFJ Lease & Finance Co., Ltd., which is secured by the vessel “Bao Shun”, and funded $3,000,000 via a long-term note. The Company paid the remaining balance of $1,321,125 in cash.  The loan is to be repaid in eighty-four (84) monthly payments with an interest rate at the Japanese LIBOR plus 2.3%.

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 (R), Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have any effect on the Company’s condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a significant effect on the Company’s condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the potential impact of adopting this statement.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

In June 2009, the FASB SFAS No. 167, Amendments to FASB Interpretation No. 46(R), requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that.  The Company is currently evaluating the impact of the adoption of SFAS 167. This recently issued but not yet enacted accounting standard has not yet been codified by the FASB.

Results of Operations for the Nine Months Ended September 30, 2009 Compared With the Nine Months Ended September 30, 2008 (in U.S. dollars, except otherwise as indicated)

	For The Nine Months Ended September 30,
	2009		2008		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	36,368,521	100.0%	70,552,447	100.0%	(34,183,926)	-48.5%
Vessel operating expenses	30,757,559	84.6%	39,994,317	56.7%	(9,236,758)	-23.1%
Service costs	2,488,842	6.8%	4,012,632	5.7%	(1,523,790)	-38.0%
Depreciation and amortization	5,513,270	15.2%	5,563,243	7.9%	(49,973)	-0.9%
General and administrative expenses	2,057,126	5.7%	2,492,468	3.5%	(435,342)	-17.5%
Selling expenses	253,064	0.7%	-	0.0%	253,064	0.0%
Interest expense, net	(131,978)	-0.4%	(540,129)	-0.8%	408,151	-75.6%
Other expense, net	(218,667)	-0.6%	(468,069)	-0.7%	249,402	-53.3%
Income tax expense	(49,060)	-0.1%	(133,954)	-0.2%	84,894	-63.4%
Net (loss) income from discontinued operation	(225,552)	-0.6%	74,556	0.1%	(300,108)	-402.5%
Net (loss) income	(5,326,597)	-14.6%	17,422,191	24.7%	(22,748,788)	-130.6%
Weighted Average Shares Outstanding
- Basic	130,000,000		111,135,766		18,864,234	17.0%
- Diluted	130,000,000		111,135,766		18,864,234	17.0%
Net (loss) income per share
- Basic	(0.04)		0.16		(0.20)	-125.0%
- Diluted	(0.04)		0.16		(0.20)	-125.0%

Revenues

Our revenues are derived from the operation of:
•	Dry bulk shipping
•	Chartering brokerage
•	Other activities which represent shipping agency services, freight forwarding services, and online services.

Of the total revenues, dry bulk shipping, chartering brokerage and other activities contributed 46.8%, 44.2% and 9.0% for the nine months ended September 30, 2009, respectively, compared with 68.7%, 26.4% and 4.9% for the comparable period in 2008, respectively.

For the nine months ended September 30, 2009, total revenues decreased by approximately $34.2 million, or 48.5%, to $36.4 million from $70.6 million for the nine months ended September 30, 2008. This decrease consisted of a dry bulk shipping decline of $31.5 million, or 64.9%; a chartering brokerage decline of $2.5 million, or 13.7%; and other activities decline of $0.4 million, or 11.7%.

The significant decrease in revenue was due to the severity of the decline in the global shipping market as the impact of the global financial crisis and the economic recession has broadened and deepened since late 2008. The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, dropped approximately 67% for the nine months ended September 30, 2009 as compared with the same period of 2008.

Among other activities, online services grew significantly. We believe this growth reflected the management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

Vessel Operating Expenses

Vessel operating expenses include mainly fuel costs, port fees and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in the business of chartering brokerage. For the nine months ended September 30, 2009, vessel operating expenses decreased by $9.2 million, or 23.1%, to $30.8 million, compared with $40.0 million for the comparable period in 2008. This decrease is principally attributable to the lower fuel rate worldwide as well as decreased business volume, which resulted in the decrease in fuel and related consumption.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding services. For the nine months ended September 30, 2009, service costs decreased by $1.5 million, or 38.0%, to $2.5 million, compared with $4.0 million for the comparable period in 2008. This decrease was in line with the decreased revenue generated from the operation of our freight forwarding services.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees decreased slightly by $0.05 million, or 0.9%, to $5.5 million for the nine months ended September 30, 2009, compared with $5.6 million for the same period in 2008. This decrease is attributable to the decreased depreciation of $0.3 million as a result of two vessels being fully depreciated in the first half year of 2008, offset by increased amortization of dry dock fees of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.4 million, or 17.5%, to $2.1 million for the nine months ended September 30, 2009 from $2.5 million for the same period in 2008. This decrease is mainly attributable to decreased management costs as a result of the management’s strategic cost control initiative which was established at the beginning of 2009.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage business, which reflected the management’s strategy of expanding the business initiated at the beginning of 2009. For the nine months ended September 30, 2009, selling expenses were $0.3 million.

Interest Expense, Net

Net interest expense declined significantly by $0.4 million, or 75.6%, to $0.1 million for the nine months ended September 30, 2009, compared with approximately $0.5 million for corresponding period in 2008. This decrease is primarily attributable to an interest rate decline on long-term loans and increased payments to pay off outstanding long-term loans.

Other Expense, Net

Other expense decreased by $0.3 million, or 53.3%, to $0.2 million for the nine months ended September 30, 2009, compared with $0.5 million for the nine months ended September 30, 2008. This decrease is mainly attributable to currency translation resulting from other activities which is deemed to be a reasonable fluctuation.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the nine months ended September 30, 2009, income tax expense was $0.05 million as compared with $0.10 million for the same period in 2008. This difference is mainly attributable to changes in deferred tax assets and liabilities.

Net (Loss) Income from Discontinued Operation

Net loss from discontinued operation was $0.2 million for the nine months ended September 30, 2009, compared with net income from discontinued operation of $0.07 million for the same period in 2008. Due to the depressed ship market, the discontinued operation of a vessel suffered a loss for the nine months ended September 30, 2009.

Net (Loss) Income

Net income decreased by approximately $22.7 million, or 130.6%, to a net loss of $5.3 million for the nine months ended September 30, 2009 from a net income of $17.4 million for the same period in 2008. This decrease is primarily attributable to the significant decline in revenue, loss incurred from discontinued operation, and increased selling expenses, partially offset by the cumulative effect of other factors aforementioned.

As a percentage of revenue, net (loss) income was (14.6%) and 24.7% for the nine months ended September 30, 2009 and 2008, respectively. This change was a reflection of the unprecedented macro-economic environment affecting the shipping market negatively worldwide.

Net (Loss) Income Per Share

For both basic and diluted shares, net (loss) income per share decreased by $0.2, or 125.0%, to net loss of $(0.04) per share for the nine months ended September 30, 2009 from $0.16 per share for the same period of 2008. This decrease is attributable to decreased net income of $22.8 million, offset by an increase of 18,864,234 shares during the comparable periods.

Results of Operations for the Three Months Ended September 30, 2009 Compared With the Three Months Ended September 30, 2008 (in U.S. dollars, except otherwise as indicated)

	For The Three Months Ended September 30,
	2009		2008		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	11,841,798	100.0%	22,302,487	100.0%	(10,460,689)	-46.9%
Vessel operating expenses	9,586,920	81.0%	11,277,732	50.6%	(1,690,812)	-15.0%
Service costs	505,173	4.3%	1,418,584	6.4%	(913,411)	-64.4%
Depreciation and amortization	1,770,878	15.0%	1,856,199	8.3%	(85,321)	-4.6%
General and administrative expenses	748,348	6.3%	1,702,528	7.6%	(954,180)	-56.0%
Selling expenses	88,907	0.8%	-	0.0%	88,907	0.0%
Interest expense, net	(43,478)	-0.4%	(266,404)	-1.2%	222,926	-83.7%
Other expense, net	(149,229)	-1.3%	(505,367)	-2.3%	356,138	-70.5%
Income tax expense	(16,049)	-0.1%	(37,902)	-0.2%	21,853	-57.7%
Net (loss) income from discontinued operation	(102,809)	-0.9%	60,704	0.3%	(163,513)	-269.3%
Net (loss) income	(1,169,993)	-9.9%	5,298,476	23.8%	(6,468,469)	-122.1%
Weighted Average Shares Outstanding
- Basic	130,000,000		119,465,761		10,534,239	8.8%
- Diluted	130,000,000		119,465,761		10,534,239	8.8%
Net (loss) income per share
- Basic	(0.01)		0.04		(0.05)	-125.0%
- Diluted	(0.01)		0.04		(0.05)	-125.0%

Revenues

Our revenues are derived from the operation of:
•	Dry bulk shipping
•	Chartering brokerage
•	Other activities which represent shipping agency services, freight forwarding services, and online services.

For the three months ended September 30, 2009, total revenues declined by approximately $10.5 million, or 46.9%, to $11.8 million from $22.3 million for the three months ended September 30, 2008.

This significant revenue decrease is attributable to the severity of the decline in the global shipping market as the impact of the global financial crisis and the economic recession has broadened and deepened since late 2008. The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, dropped approximately 57% for the three months ended September 30, 2009 compared with the same period of 2008.

Among other activities, online services continued to grow. This growth reflected the management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

Vessel Operating Expenses

 Vessel operating expenses include mainly fuel costs, port fees and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in the business of chartering brokerage. For the three months ended September 30, 2009, vessel operating expenses decreased by $1.7 million, or 15.0%, to $9.6 million, compared with $11.3 million for the comparable period in 2008. This decrease is principally attributable to the lower fuel rate worldwide as well as decreased business volume, which resulted in the decrease in fuel and related consumption.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding services. For the three months ended September 30, 2009, service costs decreased by $0.9 million, or 64.4%, to $0.5 million, compared with $1.4 million for the comparable period in 2008. This decrease was in line with the decreased revenue generated from the operation of our freight forwarding services.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees decreased by $0.09 million, or 4.6%, to $1.8 million for the three months ended September 30, 2009, compared with $1.9 million for the same period in 2008. This decrease is principally attributable to the decreased depreciation of vessels as a result of two vessels being fully depreciated in the first half year of 2008.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.0 million, or 56.0%, to $0.7 million for the three months ended September 30, 2009 from $1.7 million for the same period in 2008. This decrease is mainly attributable to decreased management costs as a result of the management’s strategic cost control initiative which was established at the beginning of 2009.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage business, which reflected the management’s strategy of expanding the business initiated at the beginning of 2009. For the three months ended September 30, 2009, selling expenses were $0.09 million.

Interest Expense, Net

Net interest expense declined significantly by $0.2 million, or 83.7%, to $0.04 million for the three months ended September 30, 2009, compared with approximately $0.27 million for corresponding period in 2008. This decrease is primarily attributable to an interest rate decline on loans and increased payments to pay off outstanding long-term loans.

Other Expense, Net

Other expense decreased by $0.4 million, or 70.5%, to $0.1 million for the three months ended September 30, 2009, compared with $0.5 million for the same period in 2008. This decrease is mainly attributable to currency translation resulting from other activities which is deemed to be a reasonable fluctuation.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the three months ended September 30, 2009, income tax expense was $0.02 million as compared with $0.04 million for the same period in 2008. This difference is mainly attributable to changes in deferred tax assets and liabilities.

Net (Loss) Income from Discontinued Operation

Net loss from discontinued operation was $0.1 million for the three months ended September 30, 2009, compared with net gain from discontinued operation of $0.06 million for the same period in 2008. Due to the depressed ship market, the discontinued operation of a vessel suffered a loss for the three months ended September 30, 2009.

Net (Loss) Income

Net income decreased by approximately $6.5 million, or 122.1%, to a net loss of $1.2 million for the three months ended September 30, 2009 from a net income of $5.3 million for the same period in 2008. This decrease is primarily attributable to the significant decline in revenue, loss incurred from discontinued operation, and increased selling expenses, partially offset by the cumulative effect of other factors aforementioned.

As a percentage of revenue, net (loss) income was (9.9%) and 23.8% for the three months ended September 30, 2009 and 2008, respectively. This change was a reflection of the unprecedented macro-economic environment affecting the shipping market negatively worldwide.

Net (Loss) Income Per Share

For both basic and diluted shares, net (loss) income per share decreased by $0.05, or 125.0%, to net loss of $(0.01) per share for the three months ended September 30, 2009 from $0.04 per share for the same period of 2008. This decrease is attributable to decreased net income of $6.5 million, offset by an increase of 10,534,239 shares during the comparable period.

Liquidity and Capital Resources

Working Capital

 We had a working capital deficit of $8.9 million at September 30, 2009 as compared to a working capital of $1.7 million at December 31, 2008. This is principally attributable to decreased cash and cash equivalents resulting from the net loss of $5.3 million, cash used in operating activities of $0.4 million, and cash used in investing activities of $19.6 million resulted from a vessel purchase for the nine months ended September 30, 2009 compared with the net income of $17.4 million, cash provided by operating activities of $21.9 million, and cash used in investing activities of $0.1 million for the corresponding period in 2008, respectively; offset by cash provided by financing activities of $14.2 million compared with cash used of $19.2 million for the comparable periods.

Operating Activities

For the nine months ended September 30, 2009, our cash used in operating activities was $0.4 million. This is primarily attributable to our net loss of $5.3 million adjusted by amortization of $3.1 million and depreciation of $2.4 million; and to increased dry docking cost of $2.0 million and other receivables of $0.7 million. These were offset by increased accounts payable of $0.5 million, increased advance from customers of $0.3 million and increased other current liabilities of $0.2 million.

For the nine months ended September 30, 2008, our cash provided by operating activities of $21.9 million is primarily attributable to the net income of $17.4 million with adjustments of amortization of $2.9 million and depreciation of $2.7 million; to decreased other receivables of $2.6 million; and to increased other current liabilities of $0.7 million. These were offset by increased deferred dry dock fees of $1.4 million, decreased accounts payable of $1.6 million, and decreased advance from customers of $1.3 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $19.6 million. This was due to acquiring a new vessel, offset by the net cash proceeds from disposition of a vessel.

For the nine months ended September 30, 2008, net cash used in investing activities was $0.1 million which was used to purchase fixed assets.

Financing Activities

Net cash provided by our financing activities was $14.2 million for the nine months ended September 30, 2009. It is mainly attributable to proceeds from long-term loans of $14.5 million, related parties of $3.2 million, long-term notes of $2.7 million, and short-term loans of $1.2 million, respectively; offset by repayments to related parties of $5.3 million and long-term loans of $2.1 million, respectively.

For the nine months ended September 30, 2008, net cash used in our financing activities was $19.2 million. It principally included payment of dividends of $48.2 million, advances to related parties of $3.3 million and repayments of the credit facilities including loans and note of $5.0 million; offset by the proceeds from related parties of $37.4 million.

To face the challenges of a global financial crisis and a depressed shipping market, we have taken effective initiatives to pursue profitability by pushing forward the implementation of our online portal, which has resulted in sales increases on the segment of on line services. We have developed cost control strategies on cutting vessel management costs as well as general management costs.  We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We also negotiate with our vendors to extend our credit term. To improve liquidity, we changed the registrations of the flags of two vessels. With new registrations, we believe dry dock fees will continue to decrease while such vessels keep meeting the standards of certification and inspection.

Our principal capital sources are cash flows from operations and short-term bank loan and long-term loans as well as private debt if needed. We believe that cash flow from our operations will improve as business operations rebound and global economy showing signs of recovery. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements for the next twelve months.

Capital Expenditures

We intend to make capital expenditures in connection with fleet expansion if possible. We will incur capital expenditures for the implementation of our shipping online portal and dry dockings of our fleet for the next twelve months.

Material Commitments/Tabular Disclosure of Contractual Obligations

The repayment schedule for the principal amount of long-term loans is as follows:

Period Ended September 30,	Amount
2010	$4,128,908
2011	4,128,908
2012	1,427,049
2013	1,317,276
2014	1,317,276
Thereafter	8,201,263
Total	$20,520,680

The repayment schedule for long-term notes payable is as follows:

Period Ended September 30,	Amount
2010	$3,366,950
2011	445,094
2012	576,198
2013	738,688
2014	834,635
Total	$5,961,565

As of September 30, 2009, future minimum payments required under non-cancelable leases are:

Period Ended September 30,	Amount
2010	69,254
2011	8,390
Total	$77,644

On June 3, 2009, Winland Shipping and Bao Shun Shipping S.A. entered into a Memorandum of Agreement (“MOA”) with Mario Shipping Corporation (“MSC”) for the purchase by the Company from MSC of a 2003 built handysize vessel (20,212 gross tonnage, 10,948 net tonnage) known as “Bao Shun” for a price of $20,700,000. On June 4, 2009, the MOA was amended to nominate Bao Shun Shipping S.A. as the actual buyer who would remain full responsible for performing under the MOA, and on July 14, 2009, the MOA was further amended to change the expected time of delivery to the period of July 14, 2009 to October 10, 2009 and to modify certain payment and interest terms. On August 14, 2009, the Company paid ten percent (10%) of the purchase price for the vessel (approximately US$2,070,000) in cash.

On September 25, 2009, the parties to the MOA closed on the purchase of the vessel whereby the Company paid the balance on the purchase price of $18,630,000 as well as acquisition cost of $181,125. The Company funded $14,490,000 through a long-term loan with Mitsubishi UFJ Lease & Finance Co., Ltd., which is secured by the vessel “Bao Shun”, and funded $3,000,000 via a long-term note. The Company paid the remaining balance of $1,321,125 in cash. The loan is to be repaid in eighty-four (84) monthly payments with an interest rate at the Japanese LIBOR plus 2.3%.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a “smaller reporting company”.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2009, the claim of approximately $501,640 (including interest) by Sinoriches Global Ltd. in connection with a voyage charter contract dispute is in arbitration.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 18, 2009, Dalian Winland International Shipping Agency Co., Ltd., a company controlled by Best Summit Enterprise Limited, which is a wholly-owned subsidiary of SkyAce Group Limited, a wholly-owned subsidiary of the Company, executed a Vessel Sale and Purchase Contract pursuant to which it sold the general cargo vessel “Hao Yue” to Dalian Winland Shipping Co., Ltd. (“DWSC”), a subsidiary of Winland Group Company, Ltd. (“Winland Group”), a company which is related to the Company through common shareholders.  The Company received net cash proceeds of $1,272,685 after deducting tax expenses of $28,350 from the gross proceeds of $1,301,035.

On June 3, 2009, Winland Shipping Co. Ltd. and Bao Shun Shipping S.A., each a wholly-owned subsidiary of Plentimillion Group Limited, which is a wholly-owned subsidiary of SkyAce, entered into a Memorandum of Agreement with Mario Shipping Corporation (“MSC”) for the purchase by the Company from MSC of a 2003 built handysize vessel (20,212 gross tonnage, 10,948 net tonnage) known as “Bao Shun” (the “MOA”) for a price of approximately US$20,700,000. A copy of the MOA is attached hereto as Exhibit 10.23. On June 4, 2009, the MOA was amended to nominate Bao Shun Shipping S.A. as the actual buyer who would remain full responsible for performing under the MOA. (a copy of which is attached hereto as Exhibit 10.24), and on July 14, 2009, the MOA was further amended to change the expected time of delivery to the period of July 14, 2009 to October 10, 2009 and to modify certain payment and interest terms (a copy of which is attached hereto as Exhibit 10.25). On August 14, 2009, the Company paid ten percent (10%) of the purchase price for the vessel (approximately US$2,070,000) in cash.

On September 25, 2009, the parties to the MOA closed on the purchase of the vessel whereby the Company paid the balance of US$18,630,000 as well as acquisition cost of $181,125. The Company funded $14,490,000 through a long-term loan with Mitsubishi UFJ Lease & Finance Co., Ltd. and $3,000,000 via a long-term note. The Company paid the remaining balance of $1,321,125 in cash. The loan is secured by the vessel “Bao Shun” and is to be repaid in eighty-four (84) monthly payments with an interest rate at the Japanese LIBOR plus 2.3%. The loan documents are attached hereto as Exhibits 10.26 - 10.29.

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
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.22	Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.23	Memorandum of Agreement, dated June 3, 2009, by and between Mario Shipping Corporation and Winland Shipping Co. Ltd.	Provided herewith

10.24	Addendum No. 1 to Memorandum of Agreement dated June 4, 2009 (Bao Shun)	Provided herewith

10.25	Addendum No. 2 to Memorandum of Agreement dated July 14, 2009 (Bao Shun)	Provided herewith

10.26	Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Provided herewith

10.27	Amendment to Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Provided herewith

10.28	First Preferred Panamanian Ship Mortgage	Provided herewith

10.29	Deed of Guarantee	Provided herewith

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 28, 2008

21	List of Subsidiaries	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2009	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive Officer, Secretary and Director

Date: November 13, 2009	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial and Accounting Officer