Form 10-K
period 2009-12-31
Winland Online Shipping Holdings Corp
filed 2010-03-26
CIK 1397966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-142908

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Texas	20-5933927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 Rm 703, 7/F, Bonham Trade Centre, 50 Bonham Strand, Sheung Wan, Hong Kong, China

 (Address, including zip code, of principal executive offices)

00852-28549088
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:  None.

Securities Registered Under Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☒    No    ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No ☐

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

Large accelerated filer ☐    Accelerated filer     ☐    Non-accelerated filer ☐ Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of June 30, 2009 was approximately $115,375,000.

The number of outstanding shares of the registrant’s common stock on March 22, 2009 was 130,000,000.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Index

TABLE OF CONTENTS

PART I

ITEM 1.              Business

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

The following is disclosure regarding WLOL, SkyAce and SkyAce’s two wholly-owned subsidiaries: (a) Plentimillion Group Limited (“PGL”), a British Virgin Islands holding company, the principal business activities of which are (through its wholly-owned subsidiaries) ocean transportation and chartering brokerage and (b) Best Summit Enterprise Limited (“BSL” and together with PGL, the “SkyAce Group”), a British Virgin Islands holding company which controls (as is more fully described below) (i) Dalian Winland International Shipping Agency Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”), the principal activities of which include shipping agency services, booking cargo space, storage of goods and customs declaration (“DWIS”), (ii) Dalian Winland International Logistic Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”), the principal activities of which include freight forwarding services and logistics shipping agency services (“DWIL”) and (iii) Dalian Shipping Online Network Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include online services for its members (“DSON” or “Shipping Online”, and together with DWIS and DWIL, the “Winland International Group”).

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

PGL

PGL is a holding company founded in the British Virgin Islands on July 5, 2006. PGL was formed solely for the purpose of acquiring each of the following wholly-owned subsidiaries from Li Honglin and Xue Ying (both of whom previously owned fifty percent (50%) of each of the following entities), which such transfers occurred between January 1, 2008 and March 31, 2008:

(a)	Winland Shipping Co., Ltd., a company organized under the laws of Hong Kong on August 11, 2000 (“Winland Shipping”);

(b)	Kinki International Industrial Limited, a company organized under the laws of Hong Kong on May 2, 2006 (“Kinki”);

(c)	Bestline Shipping Limited, a company organized under the laws of Hong Kong on January 27, 1994 (“Bestline”);

(d)	Lancrusier Development Co., Limited, a company organized under the laws of Hong Kong on July 11, 1995 (“Lancrusier”);

(e)	Win Star Shipping Co., Ltd., a company organized under the laws of St. Vincent and the Grenadines (“SVG”) on June 21, 2000 (“Win Star”);

(f)	Bodar Shipping Co., Ltd., a company organized under the laws of SVG on January 7, 2004 (“Bodar”);

(g)	Winland Dalian Shipping S.A., a company organized under the laws of Panama and registered in Hong Kong on June 8, 2005 (“Winland Dalian”);

(h)	Treasure Way Shipping Limited, a company organized under the laws of Hong Kong on May 27, 2002 (“Treasure Way”).

PGL acquired the following additional entities in 2008:

(i)	Win Eagle Shipping Co., Ltd., a company organized under the laws of Malta on July 29, 2002 (“Win Eagle”);

(j)	Win Bright Shipping Co., Ltd. a company organized under the laws of Malta on February 8, 2002 (“Win Bright”);

(k)	Win Ever Shipping Co., Ltd., a company organized under the laws of Malta on February 8, 2002 (“Win Ever”).

(l)	Win Glory S.A., a company organized under the laws of Panama and registered in Hong Kong on April 2, 2003 (“Win Glory”).

(m)	Win Moony Shipping Co., Ltd., a company organized under the laws of Malta on September 26, 2003 (“Win Moony”).

PGL acquired the following entities in 2009:

(n)	Win Grace Shipping Co., Ltd., a company organized under the laws of Malta on September 4, 2003 (“Win Grace”).

(o)	Win Hope Shipping Co., Ltd., a company organized under the laws of Malta on June 14, 2001 (“Win Hope”).

PGL established the following entities in 2009:

(p)	Bodar Shipping S.A. is incorporated and registered in Panama on February 12, 2009 (“Bodar Shipping”).

(q)	Win Moony Shipping S.A. was incorporated and registered in Panama on April 30, 2009 (“Win Shipping”).

(r)	Bao Shun Shipping S.A. was incorporated and registered in Panama on June 10, 2009 (“Bao Shun”).

(s)	Winland International Shipping Co., Limited is incorporated and registered in Hong Kong on August 27, 2009 ("Winland International").

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

BSL

SkyAce’s wholly-owned subsidiary BSL was incorporated in the British Virgin Islands on November 30, 2006. BSL sole business is to act as a holding company for its wholly-owned subsidiary, HK Wallis Development Limited, a company organized under the laws of Hong Kong on December 9, 2006 (“Wallis”). The sole business of Wallis is to act as a holding company for its wholly-owned subsidiary, Beijing Huate Xingye Technology Co., Ltd., a company organized under the laws of the PRC on March 18, 2008 (“Beijing Huate”). Beijing Huate was formed with the purpose of producing IT software, developing new products and adopting advanced and applicable technology and scientific management methods to create economic benefits for its stockholders. It does this by controlling, through Exclusive Technical Consulting and Service Agreements and related transaction documents dated as of March 31, 2008 (collectively, the “Service Agreements”, each of which are referenced as Exhibits herein), DWIS, DWIL and DSON.

In compliance with the PRC’s foreign investment restrictions on internet information services and other laws and regulations, the Company conducts all of its internet information and media services and advertising in China through DWIS, DWIL and Shipping Online, each a domestic variable interest entity (also referred to in this Annual Report as a “VIE”). In accordance with ASC 810 (formerly SFAS No. 46R, “Consolidation of Variable Interest Entities”), a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Upon executing the Service Agreements, DWIS, DWIL and Shipping Online (collectively also known as the “VIEs”) are all considered VIEs and the Company, through its ownership and control of SkyAce, BSL, Wallis and Beijing Huate, is considered their primary beneficiary.

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

DWIS

Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”) was incorporated under the laws of the PRC on December 5, 2002 by three (3) investors, namely, Dalian Winland Industry Group Co., Ltd. (“DWIG”), Dalian Winland Shipping Co., Ltd. (“DWSC”) and Dalian Weihang Freight Forwarding Co., Ltd. (“DWFF”). At establishment, the percentage of each party’s equity interest was 51%, 41.5% and 7.5%, respectively. DWIG was incorporated by Li Honglin and Xue Ying having a 60% and 40% interest, respectively. DWSC was incorporated by DWIG and Xue Ying having a 60% and 40% interest, respectively. DWFF was incorporated by Li Honglin and Xue Ying having a 66.7% and 33.3% interest, respectively. Thus, Li Honglin and Xue Ying had owned a 50.5425% and 49.4575% of DWIS indirectly at inception. According to a share trust instrument agreement executed in February 2005, Li Honglin transferred 0.5425% of his interest in DWIS to Xue Ying. Thereafter, Li Honglin and Xue Ying own 50% each of DWIS as at December 31, 2009 and 2008. The principal activities of DWIS include shipping agency services, booking cargo space, storage of goods, and declaration of customs. On August 18, 2009, DWIS disposed of the Haoyue vessel to a related party, Dalian Winland Shipping Co., Ltd. The net cash proceeds were $1,272,685, after deducting tax expenses of $28,350 from the gross proceeds of $1,301,035.

DWIL

Dalian Winland International Logistic Co., Ltd. (“DWIL”) was incorporated under the laws of the PRC on July 28, 2003 by three (3) investors, namely, DWIG, DWSC and DWIS. At establishment, the percentage of each party’s equity interest was 51%, 47.6% and 1.4%, respectively, and Li Honglin and Xue Ying owned 48.4436% and 51.5564% of DWIL indirectly at inception, respectively. According to a share trust instrument agreement executed in February 2005, Xue Ying transferred 1.5564% of her interest in DWIL to Li Honglin. Thereafter, Li Honglin and Xue Ying each owned 50% of DWIL as of December 31, 2009 and 2008. The principal activities of DWIL are freight forwarding services logistics shipping agency services. DWIL owns one of the Company’s vessels.

Shipping Online

Dalian Shipping Online Network Co., Ltd. (“DSON” or “Shipping Online”) was incorporated under the laws of the PRC on February 20, 2003 by two (2) investors, namely, Li Honglin and Xue Ying. At establishment, the percentage of each party’s equity interest was 80% and 20%, respectively. According to a share trust instrument executed in February 2005, Li Honglin transferred 30% of his interest of Shipping Online to Xue Ying. Thereafter, Li Honglin and Xue Ying each owned 50% of Shipping Online as at December 31, 2009 and 2008. The principal activities of Shipping Online are providing online services to its members.

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

The Company's core business is international bulk cargo transportation. It has an ocean shipping fleet of 13 vessels, with a self-owned carrying capacity of over 200,000 tons.  Through monthly voyage charters and time charters, the Company can provide carrying capacity of about 1,000,000 tons with shipping lines to major ports around the world.

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

Our operating revenue in 2006 reached US$59.2 million, of which the net profit was nearly US$7.4 million; as the global shipping market experienced a breakthrough in development, the Company achieved annual operating revenues of US$70.3 million in 2007, net income of US$21.4 million, enjoying approximately 200% growth as compared with 2006. The operating revenue of 2008 reached $84.2 million, net income of $19.1 million. However, the operating revenue and net income for the year ended December 31, 2009 dropped to 50.2 million and a resulted net loss of $7.0 million.

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

On September 25, 2009, the parties to the MOA closed on the purchase of the vessel whereby the Company paid the balance on the purchase price of US$18,630,000 as well as acquisition cost of $181,125.  The Company funded $14,490,000 through a long-term loan with Dialease Maritime S.A. which is secured by the vessel “Bao Shun”, and funded $3,000,000 via a long-term note. The Company paid the remaining balance of $1,321,125 in cash.  The loan is to be repaid in eighty-four (84) monthly payments with an interest rate at the Japanese LIBOR plus 2.3%.

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

The operating income directly and indirectly generated from e-commerce services generated by Shipping Online has become an important added component of the Company’s revenues as well as an enormous publicity value which we believe will continue to advance the Company’s growth beyond the original shipping business of the Company. DWIS and DWIL provide one-stop, multi-level professional shipping services in each link of the value chain through Shipping Online.

Market Segments of the Company

Bulk Cargo Transportation and Chartering

The three main categories for international sea transportation are bulk cargo, container liner transport and oil and gas transport, of which bulk cargo transport occupies more than a forty percent (40%) market share and is generally considered the most important market segment of the shipping industry.

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

The Company conducts its shipping business through the Plentimillion Group and its two (2) main businesses are dry bulk shipping (voyage chartering and time chartering) and vessel chartering. During the fiscal years ended 2009 and 2008, 49.7% and 68.3% of SkyAce’s revenue was generated from dry bulk shipping revenues, respectively.

E-Commerce & Comprehensive Logistics Services

E-commerce services of the shipping industry mainly provide various professional services to enterprises in shipping, logistics, foreign trade, ship, marine, and other areas. Therefore, e-commerce services of the shipping industry have corresponding market segmentations in accordance with their respective customer groups and type of services. The three most common market segments are as follows:

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

Market Share and Competition

Bulk Cargo Transportation

In the segment markets of Supramax and Handysize vessels for bulk cargo transportation, with 13 self-owned vessels and ships by voyage charter and time charter, the Company’s transport capacity is approximately 1 million tons monthly, which is in the medium-sized level in Far East region with higher visibility and influence. Four decades of service with stability and quality help it to consolidate a large number of loyal clients including some Chinese State-owned large enterprises such as China Capital Steel, China Bao Steel, China Minmetals, China National Petroleum and China Petrochemical, and other famous international enterprises, including Japan’s MARUBENI, MITSUBISHI and NIPPON, Korea’s POSCO and LG, Singapore’s LIVEN and Switzerland’s STEEL BASE.

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

E-Commerce (Comprehensive Logistics Services)

There are less than ten comprehensive websites in the shipping industry in China, and Shipping Online’s website http://www.sol.com.cn is one of the leading websites overall in the industry according to www.chinarank.org.cn, which is operated by the Internet Society of China.  With respect to the e-commerce market subsets, Shipping Online is still a market follower with respect to what we call “Shipping Information Services” (the obtainment and dissemination of industry information such as news and statistics) and thus, cannot provide information in the most-timely fashion compared with our state-owned competitors. However, we have adopted a competitive strategy of providing the most comprehensive and systemic shipping information through Shipping Online.

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

Bulk Cargo Ocean Transportation Services

The Company has 13 self-owned vessels, with transport capacity of over 200,000 tons. Through vessels by “voyage charter” and “time charter”, the Company’s transport capacity is approximately 1 million tons monthly for main lines in the world. The Capacity of a single vessel is from 3,000 tons to 40,000 tons. Our vessels sail under the Flags of St. Vincent, Malta, Panama, China and Hong Kong. The vessels are able to carry various types of cargo and provide multi-level and wide range of maritime transport services.

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

Shipping Online fully understands the problems that such traditional model brings to cargo owners. We offer online booking that makes use of the advantages of the internet in the dissemination and gathering of information collected with respect to container export booking orders of the same route from main port cities. This allows our members to reduce the number of intermediaries and as a result, obtain a lower price. Shipping Online reduces the costs of transportation for cargo owners and offers a more stable supply for shipping companies. Following this “gathering cargo resources, centralizing purchase” principle, when we launched online booking services, we obtained recognition by cargo owners and laid a good foundation for the market. The Company developed a profit model from such innovation through chartering for cargo owners and providing relevant operation services. We obtained profits from both price difference and operational fees. Based on the import and export of over 100 million TEUs in China in 2009, this market size is at least US$5 billion (“TEU” means “twenty-foot equivalent unit”, an industry standard term used to describe a cargo container 20 feet long and 8 feet wide).

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

Online Crew Recruitment Service

The online recruitment services provided by Online Shipping are different from ordinary talent recruitment services in light of the stringent international restrictions for qualifications on different levels of work. Crew members are certified by professional service providers and therefore, we have developed an online crew recruitment system to account for the four integral customer groups: ship owners, crew service companies, crew training schools and crew members. Recruiting information and training information are published by the employing units and resumes are posted by crew members so as to achieve an optimal allocation of human resources. With the increase of the vessel’s capacity in recent years, the crew market, especially the senior crew market, is facing a serious shortage. Thus, the crew recruitment service market is full of great opportunities. Through steady development, the online crew recruitment channel in Shipping Online has become China's leading platform for large-scale recruitment of crew members. Because many ship owner companies access Shipping Online for its offering of crew recruitment services, we believe Shipping Online has laid a good foundation for the Company to promote other business services to these member enterprises.

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

Sales Strategies

The Company acts as a modernized shipping company which supplies comprehensive shipping logistics services based on the internet. The Company has the following sales strategies:

•
Internet Sales Strategy. In light of lower efficiency and higher costs, the traditional shipping operating model is becoming the choke point of further development in the shipping industry. However, the emergence of e-commerce offers a clear way of breaking through the choke point. Shipping Online is one of the most famous and most influenced portal websites in the field of the shipping logistics. Every day, a mass of member companies log on the internet to issue and inquire about all kinds of shipping supply and demand information. We believe that this can supply the Company with a steady source of information for developing its business. Through active feedback from member companies, the Company can reduce the costs of expanding its business and gain considerable sales income. At the same time, we believe that Shipping Online will be able to expand its popularity and influence, such as advertising in the search engine and the plane media, co-organizing important exhibitions about the industry, and organizing and undertaking all types of selection activities.

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

•
Bit By Bit Local Sales Strategy. As a China-based shipping company, the Company divides its primary sales objects into three parts according to its scale of business and regional advantage. The Company will input the advantage resources in turn from inner to outside according to the chart below. We will supply familiar clients in familiar markets with preponderant services in order to maintain stable corporate operations and efficient use of our resources.

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

Business Development

Plan For Expanding Transport Capacity. In order to further increase the scale effect of our fleet transport and to supply our clients a more convenient and well rounded maritime transport service, we are planning to renew and expand the capacity of our transport business by importing larger ships.  Not only would this increase the variety of cargo transported, but this would increase the variety of targeted clients. We are actively increasing the Company’s level of internet and information application, increasing the operating efficiency and reducing operating costs in order to more closely supply clients with more transparent services.

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

Planning for the National Marketing Network. With the increase of the membership companies of the Shipping Online and the continued expansion of the comprehensive internet-based services, we need to build a sales and service network covering the national main port cities, to shorten the response time of customer services and increase the speed of solving problems. In 2010, the Company will continue to alter and rebuild the existing eight branches, including those in Beijing, Shanghai, Tianjin, Qingdao, Dalian, Yingkou, Zhangjiagang and Lianyungang, to meet the needs of the membership sales and member service of the Shipping Online. From 2010 to 2012, the Company intends to complete the construction of the branches in such port cities as Ningbo, Xiamen, Shenzhen (or Guangzhou) and Guangxi province.  After 2012, the Company intends to select between 10 to 15 freshwater port cities and other grade one or two inland cities to develop a sales agency network, and to form a marketing and services network which covers the main national customers.

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

Research and Development (R&D)

The Company’s R&D is mainly devoted to our e-commerce business in two areas, the product and service R&D of Shipping Online and the management information system R&D for our off-line shipping business. Currently, there are six (6) persons responsible for such R&D, all of which have earned at least their bachelors degree. Core technical personnel have worked with the Company for years, have engaged in system development for the shipping industry in the area of Internet, and have a deep understanding of the shipping industry and its business processes. The Company also owns the core technique in the area of exploring the shipping website called network gate and an industry system application related to the shipping industry.

The Company spent US$98,660 (which is reflected in WLOL’s General and Administrative Expenses) for the year ended December 31, 2009, US$41,379 (which are reflected in WLOL’s General and Administrative Expenses) for the year ended December 31, 2008 and US$8,636 (included in Skyace’s General and Administrative Expenses) for the year ended December 31, 2007 on Company-sponsored research and development activities as determined in accordance with US GAAP. The Company plans to spend US$120,000 during fiscal year 2010 and US$151,000 during fiscal year 2011 on Company-sponsored research and development activities.

Employees

As of the date of this Annual Report, the Company has approximately 228 employees.

Intellectual Property

The Company currently does not own any trademarks or patents. However, the Company did receive notification of acceptable of trademark registration for the trademarks “Winland” and “Shipping Online” from the Trademark Office of the State of Administration for Industry and Commerce on December 7, 2005 and September 27, 2005, respectively. The Company currently has three main domain names: www.sol.com.cn, www.winlandshipping.com and www.shippingonline.cn. These three domain names are all in good standing.

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

The Company has the following material office and land leases:

Lessee	Property Address	Square Meters	Lessor	Commencement Date (Month and Year)	Termination Date (Month and Year)	Rental Amount per Year (US$)

DSON	Room A2, Floor 23, Summit Building, No.4 Shanghai Rd., Zhongshan District, Dalian, China	54.98	Li Honglin	January 2010	December 2010 (Renews Every Year)	3,510.21

DWIS	Room D1, Floor 23, Summit Building, No.4 Shanghai Rd., Zhongshan District, Dalian, China	40.94	Li Honglin	January 2010	December 2010 (Renews Every Year)	3,510.21

DWIL	Room C2, Floor 23, Summit Building, No.4 Shanghai Rd., Zhongshan District, Dalian, China	54.98	Xue Ying	January 2010	December 2010 (Renews Every Year)	3,510.21

DWIL—Beijing Branch	Room 1418, Jingguang Business Center, Chaoyang District, Beijing, China	70.93	Jingguang Business Center Management Co.	December 2009	November 2011 (Renew Every Year)	14,946.18

DWIS and DWIL- Shanghai Branch	Unit E, Building 19, 855 S. Pudong Rd., Shanghai, China	140.85	Xing Tai Real Estate Co.	January 2009	January 2011 (Renew Every Two Years)	32,332.53

PGL	No.305 Zhongshan Rd.,Shahekou District, Dalian, China	591.53	Dalian Winland Shipping Co., Ltd	January 2010	December 2010 (Renews Every Year)	43,877.61

DSON	No.305 Zhongshan Rd.,Shahekou District, Dalian, China	207.04	Dalian Winland Shipping Co., Ltd	January 2010	December 2010 (Renews Every Year)	15,357.64

DWIS	No.305 Zhongshan Rd.,Shahekou District, Dalian, China	88.73	Dalian Winland Shipping Co., Ltd	January 2010	December 2010 (Renews Every Year)	6,581.64

DWIL	No.305 Zhongshan Rd.,Shahekou District, Dalian, China	295.76	Dalian Winland Shipping Co., Ltd	January 2010	December 2010 (Renews Every Year)	21,938.81

We believe that all of our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.              Legal Proceedings

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2009, the claim of $501,640.34 (including interest) by Sinoriches Global Ltd. for voyage charter contract dispute is in arbitration.

ITEM 4.              Submission of Matters to a Vote of Security Holders

None.
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

	High	Low
Year Ended December 31, 2008
January 2 through March 31	NONE	NONE
April 1 through June 13 (before a 1.480973971 split)
June 16 through June 30 (after a 1.480973971 split)	NONE	NONE
July 1 through August 8	NONE	NONE
August 11 through September 30 (after a 2 for 1 split)	$4.05	$1.50
October 1 through December 31	$4.00	$1.15

Year Ended December 31, 2009

January 2 through March 31	$3.25	1.20

April 1 through June 30	$5.65	1.20

July 1 through September 30	$5.50	4.25

October 1 through December 31	$4.50	2.25

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

Holders of Common Equity

As of December 31, 2009, we had issued and outstanding One Hundred Thirty Million (130,000,000) shares of our common stock to 18 holders of record and zero (0) shares of preferred stock. The Company believes that it has more stockholders since many of its shares are held in "street" name. See also the “Security Ownership of Certain Beneficial Owners and Management” above for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our common stock and (b) all directors and officers individually and all directors and officers as a group as of March 22, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, we had no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Performance Graph

Not required for a “smaller reporting company”.

Recent Sales of Unregistered Securities

As of December 31, 2009, there were 130,000,000 shares of common stock issued and outstanding and zero (0) shares of preferred stock issued and outstanding and during the fiscal year ended December 31, 2009, there were no issuances or sales of any of the Company’s unregistered securities.  We have never utilized an underwriter for an offering of our securities.

Options and Warrants

As of December 31, 2009, and as of the date of this Annual Report, we have no outstanding options or warrants.

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

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of WLOL and its subsidiaries and variable interest entities (“VIEs”) (the “Company”) as follows:

I. Subsidiaries and Holding Companies:

a)	SkyAce is wholly-owned subsidiary of WLOL and incorporated under the law of British Virgin islands (“BVI”).

b)	Plentimillion Group Limited (“PGL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

c)	Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

d)	Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of BSL.

e)	Beijing Huate Xingye Technology Limited (“Huate”) was registered in the People’s Republic of China (“PRC”) on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

II. Subsidiaries of PGL - Businesses in transportation and chartering:

f)	Winland Shipping Co., Limited, is registered in Hong Kong.

g)	Win Star Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines (“S.V.G.”).

h)	Bodar Shipping Co., Limited, is incorporated and registered in S.V.G.

i)	Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong,

j)	Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

k)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

m)	Win Bright Shipping Co., Limited is incorporated and registered in Valletta, Malta.

n)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering business of vessels.

o)	Bestline Shipping Limited is registered in Hong Kong, managing chartering business of vessels.

p)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

q)	Win Glory S.A. is incorporated in Panama, registered in Hong Kong.

r)	Win Grace Shipping Co., Limited is incorporated and registered in Malta.

s)	Win Hope Shipping Co., Limited is incorporated and registered in Malta.

t)	Win Moony Shipping Co., Limited is incorporated and registered in Malta.

u)	Bodar Shipping S.A. is incorporated and registered in Panama.

v)	Win Moony Shipping S.A. is incorporated and registered in Panama.

w)	Bao Shun Shipping S.A. is incorporated and registered in Panama.

x)	Winland International Shipping Co., Limited is incorporated and registered in Hong Kong.

III. VIEs - Businesses in Shipping Agency, Freight Forwarding and Online Services:

To comply with the People’s Republic of China (“PRC”) laws and regulations, the Company provides substantially all of its shipping agency and freight forwarding services and online services in China via its VIEs. These VIEs are wholly-owned by certain related parties or directors of the Company.

The following is a summary of the VIEs of the Company:

y)	Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

z)	Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

aa)	Dalian Shipping Online Network Co. Ltd. (“DSON” or “Shipping Online”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

On March 31, 2008, the Company entered into exclusive technical service agreements with DWIS, DWIL and DSON under which the Company provides technical and other services to DWIS, DWIL and DSON in exchange for substantially all of the net income of DWIS, DWIL and DSON. All voting rights of DWIS, DWIL and DSON are assigned to the Company, and the Company has the right to appoint all directors and senior management personnel of DWIS, DWIL and DSON. In addition, shareholders of DWIS, DWIL and DSON have pledged their equity interests in DWIS, DWIL and DSON as collateral to the Company for the non-payment of the fees for technical and other services due to the Company.

The Company applied the provision of ASC 810 (formerly SFAS No. 46R, Consolidation of Variable Interest Entities ), a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of  the VIEs’ residual returns. As a result, DWIS, DWIL and DSON became the Company’s VIEs effective as of January 1, 2008.

The Company adopted ASC 805 (formerly SFAS No. 141), which requires the consolidated financial statements for the periods ended December 31, 2009 and 2008 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Financial statements of all VIEs have been included in the Company’s consolidated financial statements as of December 31, 2009 and 2008.

Inter-company balances and transactions have been eliminated in consolidation.

Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	December 31, 2009	December 31, 2008

Company A	6.98%	-	0.43%	-
Company B	2.76%	-	-	-
Company C	2.32%	-	-	-
Company D	1.67%	-	-	-
Company E	1.46%	0.98%	-	-
Company F	-	3.91%	-	-
Company G	-	2.65%	-	-
Company H	-	1.89%	-	-
Company I	-	1.06%	-	-

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	December 31, 2009	December 31, 2008

Company H	22.18%	22.60%	4.55%	-
Company I	18.42%	-	7.31%	-
Company J	17.87%	11.28%	-	2.08%
Company K	12.04%	23.63%	0.39%	-
Company L	9.97%	-	-	-
Company M	-	8.69%	-	6.57%
Company N	-	8.30%	-	1.49%

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term and long-term loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

Inventories

Inventories of the Company are composed of fuel oil and diesel oil. Inventories are stated at the lower of cost or net realizable value (market value). The cost is determined on the basis of weighted average. Net realizable value is based on estimated selling prices less any further costs expected to be incurred for disposal.

Accounts Receivable

Accounts receivable include receivables from shippers and ship owners, net of a provision for doubtful accounts. At each balance sheet date, all potentially uncollectible accounts are assessed individually for purposes of determining the appropriate provision for doubtful accounts. At December 31, 2009 and 2008, the Company had no allowance for doubtful accounts.

Vessels and Depreciation Policy

Vessels are carried at cost less accumulated depreciation and impairment losses.  Vessels are stated as cost which consists of the contract price of the directly purchased vessels or present value of minimum lease payments for the vessels acquired by capital lease, and any direct expenditure incurred upon acquisition for major improvements and delivery.

Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated residual value.  The residual value ranges from 0.4% to 6% of the imputed original cost at the birth date of each vessel. Management estimates the useful lives of the vessels to be 25 years from the birth dates. As all the vessels were acquired second hand, the Company specified the depreciation periods by deducting the periods used before purchase from 25 years.

The costs of significant replacements, renewals and improvements are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or improvement.   Expenditures for routine maintenance and repairs are expensed as incurred.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is provided over the fixed assets’ estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Motor vehicles	5 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and improvements are capitalized.

Dry Dock Fees

Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry docking, to maintain the required operating certificates. International Maritime Organization (IMO) regulations generally require that vessels be dry docked every five years. Because dry docking enables a vessel to continue operating in compliance with IMO requirements, the costs of these scheduled dry dockings are customarily capitalized and are then amortized over a 60-month period beginning with the accounting period following the vessel’s release from dry docking.

Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually to determine whether their carrying value has become impaired, pursuant to the guidelines established in FASB Codification 360-10-35-17 (Statement of Financial Accounting Standards (“SFAS”) No. 144). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of an asset’s useful life. There were no impairments for the years ended December 31, 2009 and 2008.

Revenue Recognition

Revenue is recognized based on the following four criteria:

(I)	That the amount of revenue can be measured reliably;

(II)	The probability that the economic benefits will flow to the Company;

(III)	Whether the stage of completion at the balance sheet date can be measured reliably;

(IV)	Whether the costs incurred, or to be incurred can be measured reliably.

For dry bulk shipping service, the allocation of revenue between reporting periods is based on relative transit time in each reporting period with expenses recognized as incurred.

For chartering brokerage services, sales are recognized when a ship leaves port.

For shipping agency and freight forwarding services, sales are recognized when a ship leaves port.

For online services, sales are recognized according to the stage of completion in accordance with the service period defined in executed contracts.

Retirement Benefits

Retirement benefits in the form of contributions, under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $125,372 and $115,070 were charged to operations for the years ended December 31, 2009 and 2008, respectively.

Income Tax

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed in a similar manner to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have any dilutive securities for the years ended December 31, 2009 and 2008.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars at currency exchange rates in effect at period-end and revenues and expenses are translated at average exchange rates in effect for the period. Gains and losses resulting from foreign currency transactions are included in results of operations. Gains and losses resulting from the translation of foreign subsidiaries’ balance sheets are included as a separate component of shareholders’ equity.

	December 31, 2009	December 31, 2008

Period end RMB: US$ exchange rate	6.8372	6.8542
Average period RMB: US$ exchange rate	6.8457	7.0842

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

Reporting Segments

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as components of an enterprise for which separate financial information is available and which financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that it has three reportable segments: (1) Dry bulk shipping, (2) Chartering brokerage, and (3) Other activities segment.

•
Dry Bulk Shipping Service – Our dry bulk shipping service operates a fleet of thirteen vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 50% and 68% of combined operating revenues for the years ended December 31, 2009 and 2008, respectively.

•
Chartering Brokerage Service – Our chartering brokerage service provides ship chartering services for unrelated shipping companies and shippers. The segment contributed 41% and 26% of the Company’s consolidated operating revenues for the years ended December 31, 2009 and 2008, respectively.

•
Other activities – Our other activities segment is comprised of shipping agency and freight forwarding services, and online services. Shipping agency and freight forwarding services provide transportation and logistic services to shippers in the PRC. Online services provide internet services for members. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under ASC 280-10 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Other activities segment contributed 9% and 6% of the Company’s consolidated operating revenues for the years ended December 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

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

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 (R), Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have any effect on the Company’s consolidated financial statements as of December 31, 2009.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that require (1) the ownership interests in subsidiaries’ non-parent owners to be clearly presented in the equity section of the balance sheet; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (3) that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (4) that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; and (5) that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a significant effect on the Company’s consolidated financial statements as of December 31, 2009.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the Company’s consolidated financial statements as of December 31, 2009.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified as stockholders' equity (or would be classified as stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provide guidance for determining whether an instrument (or an embedded feature) is classified as stockholders' equity (or would be classified as stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address the second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the consolidated financial statements as of December 31, 2009.

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805 did not have a material effect on the consolidated financial statements as of December 31, 2009.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material effect on the consolidated financial statements as of December 31, 2009.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the consolidated financial statements as of December 31, 2009.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167) Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises’ variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises’ involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the consolidated financial statements as of December 31, 2009.

Results of Operations

Results of Operations for the Years Ended December 31, 2009 Compared With the Year Ended December 31, 2008 (in U.S. dollars, except otherwise as indicated)

	For The Year Ended December 31,
	2009		2008		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	50,178,721	100.0%	84,206,001	100.0%	(34,027,280)	(40.4)%
Vessel operating costs	40,200,329	80.1%	48,243,078	57.3%	(8,042,749)	(16.7)%
Service costs	3,423,667	6.8%	5,151,894	6.1%	(1,728,227)	(33.5)%
Depreciation and amortization	7,481,360	14.9%	7,035,338	8.4%	446,022	6.3%
General and administrative expense	4,106,919	8.2%	3,647,435	4.3%	459,484	12.6%
Selling expense	343,289	0.7%	-	0.0%	343,289	100.0%
Interest expense, net	627,836	1.3%	817,202	1.0%	(189,366)	(23.2)%
Other expense, net	649,731	1.3%	209,227	0.2%	440,504	210.5%
Income tax expense	(90,084)	(0.2)%	(17,827)	0.0%	(72,257)	405.3%
Net loss from discontinued operation	(214,461)	(0.4)%	(12,663)	0.0%	(201,798)	1593.6%
Net (loss) income	(6,958,955)	(13.9)%	19,071,337	22.6%	(26,030,292)	(136.5)%
Weighted average shares outstanding
- Basic	130,000,000		115,877,596		14,122,404	12.2%
- Diluted	130,000,000		115,877,596		14,122,404	12.2%
Net (loss) income per share
- Basic	(0.05)		0.16		(0.21)	(131.3)%
- Diluted	(0.05)		0.16		(0.21)	(131.3)%

Revenues

Our revenues are derived from the operation of:

•	Dry bulk shipping
•	Chartering brokerage
•	Other activities which represent shipping agency services, freight forwarding services, and online services.

Of the total revenues, dry bulk shipping, chartering brokerage and other activities contributed 50%, 41% and 9% for the year ended December 31, 2009, compared with 68%, 26% and 6% for the year ended December 31, 2008, respectively.

For the year ended December 31, 2009, total revenues decreased by approximately $34.0 million, or 40.4%, to $50.2 million from $84.2 million for the year ended December 31, 2008. This decrease consisted of a dry bulk shipping decline of $32.5 million, or 56.6%; a chartering brokerage decline of $1.2 million, or 5.6%; and other activities decline of $0.2 million, or 5.1%.

The significant decrease in revenue was due to the severity of the decline in the global shipping market as the impact of the global financial crisis and the economic recession has broadened and deepened since late 2008. The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, dropped approximately 57% for the year ended December 31, 2009 as compared with the same period of 2008.

Among other activities, online services grew significantly. We believe this growth reflected the management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

Vessel Operating Costs

Vessel operating costs include mainly fuel costs, port fees and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in the business of chartering brokerage. For the year ended December 31, 2009, vessel operating expenses decreased by approximately $8.0 million, or 16.7%, to $40.2 million, compared with $48.2 million for the year ended December 31, 2008. This decrease is principally attributable to the decreased business volume, which resulted in the decrease in fuel and related consumption, offset by the increased average fuel rate.

 Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding services. For the year ended December 31, 2009, service costs decreased by approximately $1.7 million, or 33.5%, to $3.4 million, compared with $5.2 million for the year ended December 31, 2008. This decrease was in line with the decreased revenue generated from the operation of our freight forwarding services.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees increased by approximately $0.4 million, or 6.3%, to $7.5 million for the year ended December 31, 2009, compared with $7.0 million for the year ended December 31, 2008. This increase is attributable to the increased amortization of dry dock fees.

General and Administrative Expenses

General and administrative expenses, which included mainly wages and professional service fees, increased by approximately $0.5 million, or 12.6%, to $4.1 million for the year ended December 31, 2009 from $3.6 million for the year ended December 31, 2008. This increase is mainly attributable to the general costs incurred in connection with a vessel under major repair. In 2009, the vessel Winland Dalian had been under major repair without operation and therefore not generating revenue.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage business, which reflected the management’s strategy of expanding the business initiated at the beginning of 2009. For the year ended December 31, 2009, selling expenses were $0.3 million.

Interest Expense, Net

Net interest expense declined significantly by approximately $0.2 million, or 23.2%, to $0.6 million for the year ended December 31, 2009, compared with approximately $0.8 million for the year ended December 31, 2008. This decrease is primarily attributable to an interest rate decline on long-term loans and increased payments to pay off outstanding long-term loans, offset by the new long-term loan and note payable initiated from the new vessel purchased in late 2009.

Other Expense, Net

Other expense increased by approximately $0.4 million, or 210.5%, to $0.6 million for the year ended December 31, 2009, compared with $0.2 million for the year ended December 31, 2008. This increase is mainly attributable to the settlement of a litigated claim.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the year ended December 31, 2009, income tax expense was approximately $0.09 million as compared with $0.02 million for the year ended December 31, 2008. This difference is mainly attributable to changes in deferred tax assets and liabilities.

Net Loss from Discontinued Operation

Net loss from discontinued operation was approximately $0.2 million for the year ended December 31, 2009, compared with net loss from discontinued operation of $0.01 million for the year ended December 31, 2008. Due to the depressed shipping market in 2009, the disposed vessel suffered a loss from its operation before the operation was discontinued for the year ended December 31, 2009.

Net (Loss) Income

Net income decreased by approximately $26.0 million, or 136.5%, to a net loss of $7.0 million for the year ended December 31, 2009 from a net income of $19.1 million for the year ended December 31, 2008. This decrease is primarily attributable to the significant decline in revenues, increased depreciation and amortization expense, increased selling expense and other expenses, partially offset by the cumulative effect of other factors aforementioned.

As a percentage of revenue, net (loss) income was (13.9%) and 22.6% for the year ended December 31, 2009 and 2008, respectively. This change was a reflection of the unprecedented macro-economic environment affecting the shipping market negatively worldwide.

Net (Loss) Income Per Share

For both basic and diluted shares, net (loss) income per share decreased by $0.21, or 131.3%, to net loss of $(0.05) per share for the year ended December 31, 2009 from $0.16 per share for the year ended December 31, 2008. This decrease is attributable to decreased net income of $26.0 million, offset by an increase of 14,122,404 shares in 2009.

Liquidity and Capital Resources

Working Capital

 We had a working capital deficit of approximately $10.1 million at December 31, 2009 as compared to working capital of approximately $1.7 million at December 31, 2008. This is principally attributable to decreased cash and cash equivalents of $4.7 million resulting from cash used in investing activities of $20.9 million to purchase a vessel, offset by cash provided by operating and financing activities of $2.4 million and $12.6 million, respectively, for the year ended December 31, 2009. The decreased working capital is secondly due to the increased current portion of long-term loans and notes payable which resulted from multiple financing activities for the year ended December 31, 2009.

To improve liquidity, the Company changed the registrations of the flags of two of its vessels. With these new registrations, the Company believes dry dock fees will continue to decrease while such vessels keep meeting the standards of certification and inspection. To increase its cash resources, the Company obtained a short-term bank loan of $1,170,070, a long-term loan of $14,490,000 and a long-term note of $3,000,000 during the year ended December 31, 2009. The long-term debt was principally used to purchase a new vessel. Additionally, on March 5, 2010, the Company obtained an extension of the due date of two notes payable to related parties amounting to $2,961,739 to July 19, 2012. Also in 2010, the Company obtained commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans. We believe our working capital will increase and liquidity will be improved. We believe the Company has sufficient cash to sustain operation for the next 12 months.

Operating Activities

For the year ended December 31, 2009, our cash provided by operating activities was approximately $2.4 million. This is primarily attributable to our net loss of $7.0 million adjusted by amortization of $4.0 million and depreciation of $3.5 million; and increased accounts payable and other current liabilities of $1.8 and $1.1 million, respectively; offset by increased dry docking cost of $2.4 million.

For the year ended December 31, 2008, our cash provided by operating activities of $23.9 million is primarily attributable to the net income of $19.1 million with adjustments of amortization of $3.5 million and depreciation of $3.5 million; and to decreased prepayments and other receivables of $2.9 million and $2.7 million, respectively; offset by decreased advance from customers of $2.5 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was $19.6 million. This was due to acquiring a new vessel at the cost of $20.9 million, offset by the net cash proceeds of $1.3 million from disposition of a vessel.

For the year ended December 31, 2008, net cash used in investing activities was $0.09 million which was used to purchase fixed assets.

Financing Activities

Net cash provided by our financing activities was $12.6 million for the year ended December 31, 2009. It is mainly attributable to proceeds from long-term loans, long-term notes payable, and short-term loan of $14.5 million, $2.4 million, and $1.2 million, respectively; offset by repayments to long-term loans and related parties of $3.1 million and $2.4 million, respectively.

For the year ended December 31, 2008, net cash used in our financing activities was $18.7 million. It principally included payment of dividends of $48.2 million, repayments to related parties, long-term loans, long term notes, capital lease obligations, and short-term loans of $3.2 million, $2.8 million, $2.3 million, $1.5 million and $1.0 million, respectively; offset by proceeds from related parties of $40.4 million.

To face the challenges of a global financial crisis and a depressed shipping market, we have taken effective initiatives to pursue profitability by pushing forward the implementation of our online portal, which has resulted in sales increases on the segment of online services. We have developed cost control strategies on cutting vessel management costs as well as general management costs.  We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We also negotiate with our vendors to extend our credit term. To improve liquidity, we changed the registrations of the flags of two vessels. With new registrations, we believe dry dock fees will continue to decrease while such vessels keep meeting the standards of certification and inspection.

Our principal capital sources are cash flows from operations, bank loans, notes payable, and personal loans. We believe that cash flow from our operations will improve as business operations rebound and global economy showing signs of recovery. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements for the next year.

Capital Expenditures

We will make major capital expenditures in connection with purchase of new vessels and we will finance such capital expenditures through bank loans. We expect we will incur capital expenditures on developing our shipping online portal and by marketing our shipping online services. We expect other major capital expenditures to include funding dry dockings of our fleet to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations in 2010. We will finance these capital expenditures from the cash flows from our operations, notes payable and personal loans, if needed.

Material Commitments/Tabular Disclosure of Contractual Obligations

The repayment schedule for the principal amount of long-term loans is as follows:

Years Ended December 31,	Amount
2010	$4,128,908
2011	3,425,076
2012	1,725,566
2013	1,317,276
2014	1,317,276
Thereafter	7,574,341
Total	$19,488,443

The repayment schedule for long-term notes payable is as follows:

Years Ended December 31,	Amount
2010	$3,326,132
2011	467,665
2012	603,771
2013	771,315
2014	698,690
Total	$5,867,573

As of December 31, 2009, future minimum payments required under non-cancelable leases are:

Years Ended December 31,	Amount
2010	89,443
2011	10,871
Total	$100,314

Off-Balance Sheet Arrangements

None.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for a “smaller reporting company”.

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9AT.	Controls and Procedures

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

In connection with the preparation of this Form 10-K for the year ended December 31, 2009, our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2009 were effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Effective as of March 22, 2010, the Company changed its business address and telephone number from 305 Zhongshan Road, Shahekou District, Dalian, The People’s Republic of China 116021, telephone 86-411-39660000 to Room 703, 7/F, Bonham Trade Centre, 50 Bonham Strand, Sheung Wan, Hong Kong, China, telephone number 00852-28549088.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Set forth below are the names of WLOL’s directors and officers, their business experience during the last 5 years, their ages and all positions and offices that they shall hold with the Company as of the date of this Annual Report.

Name	Age	Position(s)
Xue Ying	39	Chief Executive Officer, Secretary and Director
Li Honglin	45	Chairman of the Board and President
Jing Yan	42	Chief Financial Officer
Xie Xiaoyan	40	Chief Operating Officer, Director
Xiao Liwu	44	Independent Director
Xie Kewei	45	Independent Director
Si Zhaoqing	50	Independent Director
Michelle Sun	37	Independent Director

Family Relationships

There are no family relationships by, between or among the members of the Board or other executives, except that Li Honglin and Xue Ying are husband and wife. None of our directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the “Biographies of Officers and Directors” section below.

Term of Office

Our directors are appointed for a one-year term and each director shall hold office until the annual meeting of shareholders following his/her election or until his/her successor is elected and qualified. The Board of Directors shall elect the officers of the Company at each annual meeting of the Board of Directors. The Board of Directors may appoint such other officers and agents as it shall deem necessary and shall determine the salaries of all officers and agents from time to time. The officers shall hold office until their successors are chosen and qualified.

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

Xie Kewei. Mr. Xie has served as a Director of WLOL effective as of August 12, 2008. Mr. Xie currently serves as Managing Director for China Container Line Co. Ltd. Shanghai Company and has served in such capacity since January 2002. Mr. Xie has devoting himself to the container transportation service for more than ten (10) years. He is also considered a professional in shipping industry. Mr. Xie earned his bachelor’s degree from Shanghai Maritime University at 1988.

Si Zhaoqing. Mr. Si has served as a Director of WLOL effective as of August 12, 2008. Mr. Si currently serves as President of the China CITIC Bank branch in Jinzhou, Dalian and has served in such capacity since January 2008. Prior to that, Mr. Si served as Vice President of the Qingni branch of China CITIC Bank for five (5) years, during which Mr. Si was in charge of both the credit department and the accounting department. Mr. Si is an expert in financing and economic field and he is also a respected advisor. Mr. Si earned his bachelor’s degree from Dalian Fisheries University in 1982.

Michelle Sun. Ms. Sun has served as a Director of WLOL effective as of August 12, 2008. Ms. Sun currently serves for Harrison Accounting Group, Inc. in California since 2000. Ms. Sun has extensive experience from a variety of client assignments, including those in manufacturing, real estate, construction, retail, transportation, medical and nonprofit industries. Ms. Sun has nearly 10 years of experience in the accounting field and is also a Certified Public Accountant in the State of California.

Director Qualifications and Experience

The following table identifies some of the experience, qualifications, attributes and skills that the Board considered in making its decision to appoint and nominate directors to our Board. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Board in evaluating a board candidate.

	Ms. Xue	Ms. Jing	Mr. Li	Ms. Xie	Mr. Xiao	Mr. Xie	Mr. Si	Ms. Sun
Experience, Qualification, Skill or Attribute	x	x	x	x	x	x	x	x
Professional standing in chosen field
Expertise in shipping or related industry	x	x	x	x	x	x
Expertise in technology or related industry
Audit Committee Financial Expert (actual or potential)	x				x		x	x
Civic and community involvement
Other public company experience		x
Diversity by race, gender or culture
Specific skills/knowledge:
-shipping	x	x	x	x	x	x
-technology
-governance					x	x	x

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

Compliance with Section 16(A) of the Exchange Act

We are not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act and therefore, our officers, directors and greater than ten percent (10%) stockholders are not required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC.

Board Leadership Structure, Executive Sessions of Non-Management Directors

Ms. Xue currently serves as the chief executive officer of the Company and Mr. Li serves as Chairman of the Board. The Board has chosen to separate the chief executive officer and Board chair positions because it believes it is appropriate in light of our corporate structure and this structure benefits the interests of all share owners.

The Company’s non-management directors meet without management present at each of the Board’s regularly scheduled in-person meetings. If the Board convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant.

Risk Oversight

The Board oversees the business of the Company and considers the risks associated with the Company’s business strategy and decisions. The Board implements its risk oversight function both as a whole and through its Committees. In particular:

•
The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee meets in executive session with each of the Company’s Chief Financial Officer, Vice President of Internal Audit and with representatives of our independent registered public accounting firm.

•
The Compensation Committee manages risks related to the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs and engages the services of compensation consultants to ensure that it adopts appropriate levels of compensation commensurate with industry standards.

•	The Governance and Nominating Committee oversees risks related to corporate governance and the selection of Board nominees.

            Each of the Committee Chairs reports to the full Board regarding materials risks as deemed appropriate.

Committees of our Board of Directors

As of January 19, 2009, our Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee established in accordance with the Exchange Act and NASDAQ rules.  Since January 15, 2009, the Audit Committee met 3 times, the Compensation Committee met 1 time and the Corporate Governance and Nominating Committee met 1 time.  A brief description of each committee is set forth below.

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

•
Compensation Committee – The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to our executive officers and directors, including stock compensation and loans, and all bonus and stock compensation to all employees. As of January 15, 2009, Xie Kewei, Xiao Liwu and Si Zhaoqing serve as members of the Compensation Committee, with Xie Kewei serving as Chairman.

•
Corporate Governance and Nominating Committee – The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation.  The Nominating Committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements.  The Nominating Committee does not have a formal diversity policy.  Although the Board does not currently have formal specific minimum criteria for nominees, substantial relevant and diverse business and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for Board and shareholder meetings.  We have not adopted procedures by which security holders may recommend nominees to our Board of Directors. As of January 15, 2009, Xiao Liwu, Xie Kewei and Si Zhaoqing serve as members of the Corporate Governance and Nominating Committee, with Xiao Liwu serving as Chairman.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for a “smaller reporting company”.

Summary Compensation Table

The following table sets forth compensation information for services rendered by our named executive officers during the last 2 completed fiscal years. The compensation listed below which will be paid to our current officers will be paid by SkyAce. The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name And Principal Function (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non- Equity Incentive Plan Compen- sation (US$) (g)	Non- qualified Deferred Compen- sation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)

Xue Ying, Chief Executive Officer and Secretary (3)	2009 2008	150,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 150,000-

Li Honglin, President (4)	2009 2008	150,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 150,000-

Jing Yan, Chief Financial Officer(5)	2009 2008	120,000 120,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	120,000 120,000-

Xie Xiaoyan, Chief Operating Officer(6)	2009 2008	80,000 80,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	80,000 80,000

As of December 31, 2009, we did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Executive Compensation – Narrative Disclosure

The Company did not provide compensation to executive officers other than the standard compensation arrangement set forth in the table above.

Director Compensation

We did not provide any compensation to our Directors during the fiscal year ended December 31, 2009. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

Additional Narrative Disclosure

Employment Agreements

There are currently no employment agreements by and between WLOL and its officers, directors or employees.

Benefit Plans

During the fiscal year ended December 31, 2009, we had no stock option, retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees, however our Board may recommend adoption of one or more such programs in the future.

In accordance with Chinese law, DWIS, DWIL and DWON offer a welfare program pursuant to which it pays pension, accident, medical, birth, job and house allowance payments for all contract employees of the Company and its affiliates.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of our common stock, all directors individually and all directors and officers as a group as of March 22, 2010. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

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

(2)
Applicable percentage of ownership is based on 130,000,000 shares of our common stock outstanding as of March 22, 2010, together with securities exercisable or convertible into shares of common stock within sixty (60) days of March 22, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

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

Related Party Transactions

The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd., a company controlled by the Chairman and CEO of the Company.  For the years ended December 31, 2009 and 2008, the Company recognized service revenue of $1,361,558, and $1,624,860, respectively. For the years ended December 31, 2009 and 2008, the Company paid $3,586,440 and $2,299,713 of expenses to related ports and received $4,609,946 and $4,155,446 of payments from related ports on behalf of Winland Container Lines Ltd. The outstanding balance at December 31, 2009 was interest-free, unsecured and has been subsequently settled.

The Company paid $27,746,305 and $1,366,667 of expenses on behalf of Dalian Winland Group Co., Ltd., a company controlled by the Chairman and CEO of the Company, for the years ended December 31, 2009 and 2008, respectively.  The Company collected $27,112,627 and $40,281,647 on behalf of Dalian Winland Group Co., Ltd. for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, the Company recognized interest expense of $90,680 and $90,455, respectively.  The outstanding receivable balance of $16,113 at December 31, 2009 is interest-free, unsecured and has no fixed repayment term.

Dalian Winland Shipping Co., Ltd., a company controlled by the Chairman and Chief CEO of the Company, operates as a vessel management company for the Company. The vessel management fee for the two vessels was $30,000 and $36,000 for the years ended December 31, 2009 and 2008, respectively. The Company recognized relevant service revenue of $0 and $146,757 for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, on behalf of Dalian Winland Shipping Co., Ltd., the Company paid $195,407 and $7,015,600, and received $1,274,413 and $3,663,903, respectively. The Company recognized interest expense of $57,407 and $138,003 for the years ended December 31, 2009 and 2008, respectively. The Company disposed of vessel Haoyue to Dalian Winland Shipping Co., Ltd.for $1,287,077.

Dalian Master Well Ship Management Co., Ltd., a company controlled by the Chairman and CEO of the Company, operates as a vessel management company for the Company. The vessel management fees for the years ended December 31, 2009 and 2008 was $229,800 and $259,200, respectively. The Company paid $341,763 and $751,901 on behalf of Dalian Master Well Ship Management Co., Ltd. for the years ended December 31, 2009 and 2008, respectively. The Company collected $70,548 and $83,468 on behalf of Dalian Master Well Ship Management Co., Ltd. for the years ended December 31, 2009 and 2008, respectively. The outstanding balance of $7,200 at December 31, 2009 is interest-free, unsecured, and have no fixed repayment term.

Winland Shipping Japan Co., Ltd. is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $685,079 and $67,546 for the years ended December 31, 2009 and 2008, respectively. The Company paid $743,846 and $0 on behalf of Winland Shipping Japan Co., Ltd. for the years ended December 31, 2009 and 2008, respectively. The outstanding balance of $13,707 at December 31, 2009 is interest-free, unsecured and has no fixed repayment term.

The Company believes that each of the related party transactions set forth above to be fair and reasonable and made at arms length with such related party. The Company’s Audit Committee, which is comprised of solely independent directors, has also ratified each of these related party transactions after careful review and analysis.

Policies and Procedures for Related-Party Transactions

As is more fully summarized in the Company’s Code of Ethics as referenced as Exhibit 14.1 herein, all employees, executives and directors of the Company must fully disclose the nature of any related party transaction to the Company’s Chief Financial Officer.  If determined to be material to the Company by the Chief Financial Officer, the Company’s Audit Committee must review and approve in writing in advance such related party transactions.  The most significant related party transactions, particularly those involving the Company’s directors or executive officers, must be reviewed and approved in writing in advance by the Company’s Board of Directors.  The Company must report all such material related party transactions under applicable accounting rules, federal securities laws, and SEC rules and regulations, and securities market rules.  Any dealings with a related party must be conducted in such a way that no preferential treatment is given to the Company’s business.

Promoters

None.

Director Independence

The following directors are independent: Xiao Liwu, Xie Kewei, Si Zhaoqing and Michelle Sun.

The following directors are not independent: Li Honglin, Xue Ying and Xie Xiaoyan.

Promoters and Certain Control Persons

None.

ITEM 14.	Principal Accountant Fees and Services

The firm of Weinberg & Company, P.A. acts as our principal accountant and has acted in such capacity since October 28, 2008. The following is a summary of fees incurred for services rendered.

	2009	2008
Audit fees	$295,000	$460,146
Audit related fees	-	-
Tax fees	3,000	-
Other fees	-	-
Total	$298,000	$460,146

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee of the Board of Directors during the fiscal year ended December 31, 2009.

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
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.7	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and between Wallis Development Limited, Dalian Winland International Logistic Co., Ltd. and Dalian Winland Group Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.8	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and between Wallis Development Limited, Dalian Winland International Logistic Co., Ltd. and Dalian Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.9
Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and between Wallis Development Limited, Dalian Winland International Logistic Co., Ltd. and Dalian Winland International Shipping Agency Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.10	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Shipping Online Network Co., Ltd. and Li Honglin	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.11	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Shipping Online Network Co., Ltd. and Xue Ying	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.12	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland Group Co.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.13	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.14	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Weihang Logistic Agent Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.15	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland International Logistic Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.16	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland Group Co.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.17	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.18	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Li Honglin	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.19	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Xue Ying	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.20
Powers of Attorney, dated March 31, 2008, executed by Dalian Winland Group Co., Ltd., Dalian Winland Shipping Co., Ltd. and Dalian Weihang Logistic Agent Co., Ltd. in favor of Beijing Huate Xingye Keji Co. Ltd. For Dalian Winland International Shipping Agency Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.21
Powers of Attorney, dated March 31, 2008, executed by Dalian Winland Group Co., Ltd., Dalian Winland Shipping Co., Ltd. and Dalian Winland International Shipping Agency Co., Ltd. in favor of Beijing Huate Xingye Keji Co. Ltd. for Dalian Winland International Logistic Co., Ltd.
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.22	Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.23	Memorandum of Agreement, dated June 3, 2009, by and between Mario Shipping Corporation and Winland Shipping Co. Ltd.	Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.24	Addendum No. 1 to Memorandum of Agreement dated June 4, 2009 (Bao Shun)	Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.25	Addendum No. 2 to Memorandum of Agreement dated July 14, 2009 (Bao Shun)	Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.26	Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.27	Amendment to Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.28	First Preferred Panamanian Ship Mortgage	Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.29	Deed of Guarantee	Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 28, 2008

21	List of Subsidiaries	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
Date: March 26, 2010

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

Signatures	Title	Date

Chief Executive Officer,
/s/ Xue Ying	Principal Executive Officer,
Name: Xue Ying	Secretary and Director	March 26, 2010

/s/ Li Honglin	Chairman of the Board and
Name: Li Hongling	President	March 26, 2010

Chief Financial Officer and
/s/ Jing Yan	Principal Financial and
Name: Jing Yan	Accounting Officer	March 26, 2010

/s/ Xie Xiaoyan
Name: Xie Xiaoyan	Director	March 26, 2010

/s/ Xiao Liwu
Name: Xiao Liwu	Director	March 26, 2010

/s/ Xie Kewei
Name: Xie Kewei	Director	March 26, 2010

/s/ Si Zhaoqing
Name: Si Zhaoqing	Director	March 26, 2010

/s/ Michelle Sun
Name: Michelle Sun	Director	March 26, 2010

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

Draft: February   , 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Winland Online Shipping Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Winland Online Shipping Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winland Online Shipping Holdings Corp. and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
March 12, 2010

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$3,530,724	$8,233,588
Accounts receivable	1,881,584	1,719,599
Inventories	1,839,146	2,560,644
Prepayments	688,117	763,931
Other receivables and other assets	683,010	56,902
Deferred tax assets	1,538	5,427
Due from related parties	1,113,643	760,256
Other assets of discontinued operation	-	2,305
Total current assets	9,737,762	14,102,652

Vessels, net	42,597,403	25,087,795
Fixed assets, net	151,041	236,194
Deferred dry dock fees, net	9,311,647	11,034,686
Other intangible assets	3,657	3,647
Long-term assets of discontinued operation	-	1,324,112
Total long-term assets	52,063,748	37,686,434

TOTAL ASSETS	$61,801,510	$51,789,086

See accompanying notes to consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2009	December 31, 2008
CURRENT LIABILITIES
Accounts payable	$6,893,862	$5,026,648
Short-term bank loan	1,170,070	-
Current portion of long-term loans	4,128,908	2,811,672
Current portion of long-term notes payable, net of discount of $693,012 and $13,345 at December 31, 2009 and 2008, respectively	3,326,132	273,469
Advances from customers	793,334	629,594
Payroll payable	903,964	969,351
Due to related parties	20,907	768,586
Taxes payable	51,250	9,707
Deferred revenue	159,688	97,506
Other current liabilities and accrued liabilities	2,375,613	1,713,371
Other liabilities of discontinued operation	-	125,479
Total current liabilities	19,823,728	12,425,383

LONG-TERM LIABILITIES
Long-term loans	15,359,535	5,327,762
Long-term notes payable, net of discount of $1,407,170 and $0 at December 31, 2009 and 2008, respectively	2,541,441	2,954,393
Deferred tax liabilities	1,150	5,231
Total long-term liabilities	17,902,126	8,287,386

TOTAL LIABILITIES	37,725,854	20,712,769

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 per share; 200,000,000 shares authorized, 130,000,000 shares issued and outstanding	130,000	130,000
Additional paid-in capital	3,322,966	3,322,966
Accumulated other comprehensive income	716,805	758,511
Retained earnings	19,905,885	26,864,840
Total Shareholders’ Equity	24,075,656	31,076,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,801,510	$51,789,086

See accompanying notes to consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	2009	2008

REVENUES	$50,178,721	$84,206,001

COSTS AND EXPENSES
Vessel operating costs	40,200,329	48,243,078
Service costs	3,423,667	5,151,894
Depreciation and amortization	7,481,360	7,035,338
General and administrative expenses	4,106,919	3,647,435
Selling expenses	343,289	-
TOTAL COSTS AND EXPENSES	55,555,564	64,077,745

OTHER EXPENSES

Interest expense, net	627,836	817,202
Other expense, net	649,731	209,227

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,654,410)	19,101,827

INCOME TAX EXPENSE	(90,084)	(17,827)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(6,744,494)	19,084,000

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	5,195	-
Loss from discontinued operation	(219,656)	(12,663)

NET LOSS FROM DISCONTINUED OPERATION	(214,461)	(12,663)

NET (LOSS) INCOME	(6,958,955)	19,071,337

OTHER COMPREHENSIVE INCOME

Foreign currency translation (loss) gain	(41,706)	383,173

COMPREHENSIVE (LOSS) INCOME	$(7,000,661)	$19,454,510

See accompanying notes to consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	2009	2008

Weighted average shares outstanding
- Basic	130,000,000	115,877,596
- Diluted	130,000,000	115,877,596

(Loss) income from continuing operations per share
- Basic	$(0.05)	$0.16
- Diluted	$(0.05)	$0.16

Loss from discontinued operation per share
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)

Net (loss) income per share
- Basic	$(0.05)	$0.16
- Diluted	$(0.05)	$0.16

See accompanying notes to consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE AT JANUARY 1, 2008	76,925,000	$76,925	1,000,000	$1,000	$3,342,287	$375,338	$7,793,503	$11,589,053

Foreign currency translation gain	-	-	-	-	-	383,173	-	383,173

Recapitalization	23,075,000	23,075	-	-	9,679	-	-	32,754

Conversion of preferred stock to common stock	30,000,000	30,000	(1,000,000)	(1,000)	(29,000)	-	-	-

Net income	-	-	-	-	-	-	19,071,337	19,071,337

BALANCE AT JANUARY 1, 2009	130,000,000	$130,000	-	-	$3,322,966	$758,511	$26,864,840	$31,076,317

Foreign currency translation loss	-	-	-	-	-	(41,706)	-	(41,706)

Net loss	-	-	-	-	-	-	(6,958,955)	(6,958,955)

BALANCE AT DECEMBER 31, 2009	130,000,000	$130,000	-	$-	$3,322,966	$716,805	$19,905,885	$24,075,656

See accompanying notes to consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,958,955)	$19,071,337
Net loss from discontinued operation	214,461	12,663
(Loss) income from continuing operations	(6,744,494)	19,084,000

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,473,518	3,502,099
Amortization of deferred dry dock fees	4,007,842	3,533,239
Discount on long-term notes payable	200,189	44,765
Amortization of capital lease obligations	-	72,175
Deferred taxes	(193)	100,020

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	(161,985)	922,678
Inventories	721,498	(931,672)
Prepayments	78,119	2,887,198
Other receivables and other assets	(625,049)	2,661,078
Deferred revenue	62,183	-
Deferred dry dock fees	(2,367,612)	(4,630,014)

Increase (Decrease) In:
Accounts payable	1,768,336	(1,045,016)
Advance from customers	163,739	(2,488,439)
Accrued expenses	(503,143)	(225,655)
Taxes payable	41,542	(136,964)
Other current liabilities	1,073,396	397,708
Net cash provided by continuing operations	1,187,886	23,747,200

Net cash provided by discontinued operation	1,192,313	185,816

Net cash provided by operating activities	2,380,199	23,933,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of a vessel	(20,881,125)	-
Purchases of fixed assets	(16,700)	(87,239)
Proceeds from disposition of discontinued operation, net	1,272,685	-
Net cash used in investing activities	(19,625,140)	(87,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(repayments of) short-term loan	1,170,070	(1,000,000)
Repayments of long-term loans	(3,140,991)	(2,811,672)
Proceeds from long-term loans	14,490,000	-
Proceeds from/(repayments of) long-term notes payable	2,439,523	(2,297,889)
Repayments of capital lease obligations	-	(1,514,100)
Repayments to related parties	(2,374,819)	(3,181,257)
Proceeds from related parties	-	40,354,139
Payment of dividends	-	(48,213,871)
Net cash provided by (used in) financing activities	12,583,783	(18,664,650)

See accompanying notes to consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,661,158)	5,181,127
Effect of exchange rate changes on cash	(41,706)	379,203
Cash and cash equivalents at beginning of period	8,233,588	2,673,258

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,530,724	$8,233,588

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$627,836	$496,667
Income taxes paid	$44,287	$53,859

See accompanying notes to consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Winland Online Shipping Holdings Co. was incorporated under the laws of Texas on November 17, 2006. On September 23, 2008, Trip Tech, Inc. changed its name to Winland Online Shipping Holdings Corporation (“WLOL”).

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

The exchange transaction was accounted for as a reverse acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations). The acquisition was accounted for as the recapitalization of SkyAce. Accordingly, the consolidated and combined statements of income include the results of operations of SkyAce from January 1, 2008, and the results of operations of WLOL from the acquisition date through December 31, 2009.

SkyAce declared a dividend of $48,213,871 on December 31, 2007 and paid it on March 31, 2008.

WLOL and subsidiaries (the “Company”) is mainly engaged in a comprehensive range of online and off-line international shipping services such as dry bulk shipping, chartering, shipping agency, and international logistics.

2.    LIQUIDITY

The Company incurred a net loss of $6,958,955 for the year ended December 31, 2009. The Company also had a working capital deficit of $10,085,966 at December 31, 2009. This was principally due to the Company using cash to purchase a new vessel, and to pay long-term loans. To improve liquidity, the Company changed the registrations of the flags of two of its vessels. With new registrations, the Company believes dry dock fees will continue to decrease while such vessels keep meeting the standards of certification and inspection. To increase its cash resources, the Company obtained a short-term bank loan of $1,170,070 (See Note 8), a long-term loan of $14,490,000 (see Note 9), and a long-term note of $3,000,000 (see Note 10). The long-term debt was principally used to purchase a new vessel. Additionally, on March 5, 2010 the Company obtained an extension of the due date of two notes payable to related parties amounting to $2,961,739 to July 19, 2012. See Notes 10 and 17. Also in 2010, the Company obtained commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The audited consolidated financial statements of Winland Online Shipping Holdings Corporation have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the requirements for reporting on Form 10-K.

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Principles of Consolidation (Continued)

II. Subsidiaries of PGL - Businesses in transportation and chartering (Continued)

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

The following is a summary of the VIEs of the Company:

y)	Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

z)	Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

aa)	Dalian Shipping Online Network Co. Ltd. (“DSON” or “Shipping Online”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company applied the provision of ASC 810 (formerly SFAS No. 46R, Consolidation of Variable Interest Entities ), a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of  the VIEs’ residual returns. As a result, DWIS, DWIL and DSON became the Company’s VIEs since January 1, 2008.

The Company adopted ASC 805 (formerly SFAS No. 141), which requires the consolidated financial statements for the periods ended December 31, 2009 and 2008 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Financial statements of all VIEs have been included in the Company’s consolidated financial statements as of December 31, 2009 and 2008.

Inter-company balances and transactions have been eliminated in consolidation.

(c)  Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	December 31, 2009	December 31, 2008

Company A	6.98%	-	0.43%	-
Company B	2.76%	-	-	-
Company C	2.32%	-	-	-
Company D	1.67%	-	-	-
Company E	1.46%	0.98%	-	-
Company F	-	3.91%	-	-
Company G	-	2.65%	-	-
Company H	-	1.89%	-	-
Company I	-	1.06%	-	-

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)  Concentrations (Continued)

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	December 31, 2009	December 31, 2008

Company H	22.18%	22.60%	4.55%	-
Company I	18.42%	-	7.31%	-
Company J	17.87%	11.28%	-	2.08%
Company K	12.04%	23.63%	0.39%	-
Company L	9.97%	-	-	-
Company M	-	8.69%	-	6.57%
Company N	-	8.30%	-	1.49%

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term and long-term loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)  Inventories

Inventories of the company are composed of fuel oil and diesel oil. Inventories are stated at the lower of cost or net realizable value (market value). The cost is determined on the basis of weighted average. Net realizable value is based on estimated selling prices less any further costs expected to be incurred for disposal.

(g) Accounts Receivables

Accounts receivables include receivables from shippers and ship owners, net of a provision for doubtful accounts. At each balance sheet date, potentially uncollectible accounts are assessed individually for purposes of determining the appropriate provision for doubtful accounts. At December 31, 2009 and 2008, the Company has no allowance for doubtful accounts.

(h) Vessels and Depreciation Policy

Vessels are carried at cost less accumulated depreciation and impairment losses.

Vessels are stated as cost which consists of the contract price of the directly purchased vessels or present value of minimum lease payments for the vessels acquired by capital lease, and any direct expenditure incurred upon acquisition for major improvements and delivery.

Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated residual value.  The residual value ranges from 0.4% to 6% of the imputed original cost at the birth date of each vessel. Management estimates the useful lives of the vessels to be 25 years from the birthdates. As all the vessels were second hand, the Company specified the depreciation periods by deducting the periods used before purchase from 25 years.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Also see Note 5.

(j) Dry Dock Fees

Vessels must undergo regular inspection, monitoring and maintenance, referred to as dry docking, to maintain the required operating certificates. International Maritime Organization (IMO) regulations generally require that vessels be dry docked every five years. Because dry docking enable the vessel to continue operating in compliance with IMO requirements, the costs of these scheduled dry docking are customarily capitalized and are then amortized over a 60-month period beginning with the accounting period following the vessel’s release from dry docking. Also see Note 6.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB Codification 360-10-35-17 (Statement of Financial Accounting Standards (“SFAS”) No. 144). The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the years ended December 31, 2009 and 2008.

(l) Revenue Recognition

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

(m) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $125,372 and $115,070 were charged to operations for the years ended December 31, 2009 and 2008, respectively.

(n) Income Tax

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the years ended December 31, 2009 and 2008.

(p) Foreign Currency Translation

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

	December 31, 2009	December 31, 2008

Period end RMB: US$ exchange rate	6.8372	6.8542
Average period RMB: US$ exchange rate	6.8457	7.0842

(q) Comprehensive Income (Loss)

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

(r) Reporting Segments

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

Dry Bulk Shipping Service - Dry bulk shipping service operates a fleet of thirteen vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 50% and 68% of combined operating revenues for the years ended December 31, 2009 and 2008, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for unrelated shipping companies and shippers. The segment contributed 41% and 26% of consolidated operating revenues for the years ended December 31, 2009 and 2008, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Reporting Segments (Continued)

Other activities - Other activities segment comprises shipping agency and freight forwarding services, and online services. Shipping agency and freight forwarding service provides transportation and logistic services to shippers in the PRC. Online services provide internet services for members. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under ASC 280-10 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Other activities segment contributed 9% and 6% of consolidated operating revenues for the years ended December 31, 2009 and 2008, respectively.
Also see Note 14.

(s) Recent Accounting Pronouncements

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

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 (R), Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have any effect on the Company’s consolidated financial statements as of December 31, 2009.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a significant effect on the Company’s consolidated financial statements as of December 31, 2009.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the consolidated financial statements as of December 31, 2009.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s) Recent Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the consolidated financial statements as of December 31, 2009.

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805 did not have a material effect on the consolidated financial statements as of December 31, 2009.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material effect on the consolidated financial statements as of December 31, 2009.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the consolidated financial statements as of December 31, 2009.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s) Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167) Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the consolidated financial statements as of December 31, 2009.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.    VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of December 31, 2009 and 2008. Among the thirteen vessels, two of them denoted (a) were acquired by syndicated loans and are still under pledge, also see Note 9; nine vessels denoted (b) were acquired through capital leases; a vessel denoted (c) was acquired through the long-term notes payable from related parties, also see Note 10; and one remaining vessel denoted (d) was acquired through the long-term loan and long-term note payable, also see Note 9 and 10.

The vessels of the Company consist of the following:

		December 31, 2009	December 31, 2008
At cost:
Win Hope	(b)	$2,679,285	$2,679,285
Win Ever	(b)	1,737,966	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,697	2,503,697
Win Grace	(b)	3,677,861	3,677,861
Win Moony	(b)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(c)	2,961,739	2,954,393
Baoshun	(d)	20,881,125	-
		$74,489,141	$53,600,670

		December 31, 2009	December 31, 2008
Less: Accumulated depreciation

Win Hope	(b)	$2,009,463	$1,768,328
Win Ever	(b)	1,564,169	1,564,169
Win Bright	(b)	1,565,332	1,565,332
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	2,119,201	1,797,297
Win Grace	(b)	3,310,075	2,804,369
Win Moony	(b)	3,313,961	2,761,634
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	4,743,216	3,648,628
Win Honey	(a)	1,522,969	1,269,844
Bodar	(b)	4,486,897	4,486,897
Andong	(c)	797,056	638,670
Baoshun	(d)	251,692	-
		$31,891,738	$28,512,875
Vessels, net		$42,597,403	$25,087,795

Vessel depreciation expense for the years ended December 31, 2009 and 2008 was $3,377,081 and $3,383,542 respectively.

In 2009, the vessel Winland Dalian had been under major repair without operation. The indirect costs of $1,002,106, mainly including management fees, sailor costs, and repair costs, were recorded as general and administrative expenses for the year ended December 31, 2009.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.    VESSELS (CONTINUED)

The Company pledged the following vessels as collateral against long-term loans. Also see Note 9.

	December 31, 2009	December 31, 2008
Net Book Value
Winland Dalian	$13,499,923	$14,594,511
Win Honey	2,977,031	3,230,156
Baoshun	20,629,433	-
Total	$37,106,387	$17,824,667

Insurance Costs:

There are four kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

Insurance Type	Coverage	Insurance Premium For The Year Ended December 31,
		2009	2008

Hull insurance	$71,240,000	$1,017,985	$1,157,052
Protection & indemnity insurance	99,460,000	1,010,180	920,598
Freight demurrage and defense insurance		95,058	90,935
Delay insurance		47,970	60,495
Total		$2,171,193	$2,229,080

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the consolidated statements of income and comprehensive income for the years ended December 31, 2009 and 2008. Annual premium expenses were $2,171,193 and $2,229,080 for the years ended December 31, 2009 and 2008, respectively. Prepaid insurance was $26,950 and $0 as of December 31, 2009 and 2008, respectively.

5.    FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2009	December 31, 2008
At cost:
Motor vehicles	$244,612	$244,005
Office equipment	204,031	369,607
Leasehold improvement	181,671	-
	630,314	613,612

Less: Accumulated depreciation
Motor vehicles	159,458	117,516
Office equipment	174,298	259,902
Leasehold improvement	145,517	-
	479,273	377,418

Fixed assets, net	$151,041	$236,194

Depreciation expense for the years ended December 31, 2009 and 2008 was $96,437 and $118,557, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

6.    DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	December 31, 2009	December 31, 2008
Cost	$17,608,753	$21,594,143
Less: Accumulated amortization	8,297,106	10,559,457
Deferred dry dock fees, net	$9,311,647	$11,034,686

Amortization expense for the years ended December 31, 2009 and 2008 was $4,007,842 and $3,533,239, respectively.

Amortization expense for the next five years and thereafter is as follows:

Years Ended December 31,	Amount
2010	$3,241,386
2011	2,689,722
2012	1,990,157
2013	1,232,212
2014	158,170
Total	$9,311,647

7.    DUE TO/FROM RELATED PARTIES

Due to/from related parties consist of the following:

(I) Due From Related Parties			December 31, 2009	December 31, 2008

Winland Container Lines Ltd.	a	)	$1,097,384	$759,042
Dalian Winland Group Co., Ltd	b	)	16,113	-
Due from employees	c	)	146	1,214
Total due from related parties			$1,113,643	$760,256

(II) Due To Related Parties			December 31, 2009	December 31, 2008

Dalian Winland Group Co., Ltd	b	)	$-	$526,885
Dalian Winland Shipping Co., Ltd	d	)	-	120,664
Dalian Master Well Ship Management Co., Ltd	e	)	7,200	48,614
Winland Shipping Japan Co., Ltd	f	)	13,707	72,423
Total due to related parties			$20,907	$768,586

a)
Winland Container Lines Ltd. is controlled by the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the years ended December 31, 2009 and 2008, the Company recognized service revenue of $1,361,558, and $1,624,860, respectively. For the years ended December 31, 2009 and 2008, the Company paid $3,586,440 and $2,299,713 of expenses to related ports and received $4,609,946 and $4,155,446 of payments from related ports on behalf of Winland Container Lines Ltd. The outstanding balances at December 31, 2009 and 2008 are interest-free, unsecured and they were subsequently settled.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

7.	DUE TO/FROM RELATED PARTIES (CONTINUED)

b)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $27,746,305 and $1,366,667 of expenses on behalf of DWIG for the years ended December 31, 2009 and 2008, respectively.  The Company collected $27,112,627 and $40,281,647 on behalf of DWIG for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, the Company recognized interest expense of $90,680 and $90,455, respectively. Also see Note 10. The outstanding receivable balance at December 31, 2009 is interest-free, unsecured and has no fixed repayment term.

c)
Due from/to employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from/to employees primarily represent advances to sales personnel, or prepaid by sales personnel of the Company for business and travelling related expenses.

d)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee for the two vessels was $30,000 and $36,000 for the years ended December 31, 2009 and 2008, respectively. The Company recognized relevant service revenue of $0 and $146,757 for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, on behalf of DWSC, the Company paid $195,407 and $7,015,600; and received $1,274,413 and $3,663,903, respectively. The Company recognized interest expense of $57,407 and $138,003 for the years ended December 31, 2009 and 2008, respectively. Also see Note 10. The Company disposed of vessel Haoyue to DWSC for $1,287,077. Also see Note 13.

e)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the company. It operates as the vessel management company for the Company. The vessel management fees for the years ended December 31, 2009 and 2008 was $229,800 and $259,200, respectively. The Company paid $341,763 and $751,901 on behalf of Dalian Master Well Ship Management Co., Ltd, for the years ended December 31, 2009 and 2008, respectively. The Company collected $70,548 and $83,468 on behalf of Dalian Master Well Ship Management Co., Ltd, for the years ended December 31, 2009 and 2008, respectively. The outstanding balances at December 31, 2009 and 2008 are interest-free, unsecured, and have no fixed repayment term.

f)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $685,079 and $67,546 for the years ended December 31, 2009 and 2008, respectively. The Company paid $743,846 and $0 on behalf of Winland Shipping Japan Co., Ltd, for the years ended December 31, 2009 and 2008, respectively. The outstanding balances at December 31, 2009 and 2008 are interest-free, unsecured and have no fixed repayment term.

Also see Note 10 for long-term notes payable to related parties.

8.    SHORT-TERM BANK LOAN

The Company obtained a short-term bank loan from Shanghai Pudong Development Bank for $1,170,070 on July 10, 2009. The loan principal is due July 6, 2010. The interest payment is due quarterly at an annual interest rate of 5.31%. Interest expense was $29,820 for the year ended December 31, 2009. The loan is guaranteed by the Chairman and CEO of the Company.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

9.    LONG-TERM LOANS

Long-term loans consist of the following:
	December 31, 2009	December 31, 2008
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at December 31, 2009 is 2.03%, secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$3,519,456	$5,631,120

Due on July 21, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at December 31, 2009 is 2.03%, secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	1,808,306	2,508,314

Term of the loan is 7 years with interest 1-month LIBOR plus 2.30% per annum, monthly payment composed of principle and interest is fixed at $109,773, initial payment is due on October 24, 2009, secured by the vessel Baoshun (also see Notes 2 and 4).	14,160,681	-

Total long-term loans	19,488,443	8,139,434

Less: Current portion	4,128,908	2,811,672

Long-term portion	$15,359,535	$5,327,762

Interest expense for the years ended December 31, 2009 and 2008 was $249,924 and $447,578, respectively.

The repayment schedule for the principal amount of long-term loans is as follows:

Years Ended December 31,	Amount
2010	$4,128,908
2011	3,425,076
2012	1,725,566
2013	1,317,276
2014	1,317,276
Thereafter	7,574,341
Total	$19,488,443

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

10.    LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
			December 31, 2009	December 31, 2008
Notes payable to unrelated party:
Win Grand Shipping Limited, net of discount of $13,345 at December 31, 2008, paid off on September 17, 2009			$-	$273,469
Sea Carrier Shipping Co., Ltd., net of discount of $2,100,182 at December 31, 2009, expire at September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a	)	2,905,834	-
Subtotal			2,905,834	273,469

Notes payable to related companies:
Dalian Winland Shipping Co. , Ltd. due July 19, 2010, at an interest rate of 5% per annum	b	)	1,148,131	1,145,283
Dalian Winland Group Co., Ltd. due July 19, 2010, at an interest rate of 5% per annum	c	)	1,813,608	1,809,110
Subtotal			2,961,739	2,954,393

Total long-term notes payable			5,867,573	3,227,862

Less: Current portion			3,326,132	273,469

Long-term portion			$2,541,441	$2,954,393

The amortization of discounts on notes payable for the years ended December 31, 2009 and 2008 was $200,189 and $44,765, respectively.

The long-term note denoted a) was used to purchase the vessel Baoshun. Also see Note 4.

The long-term notes obtained from DWSC and DWIG, two related parties, denoted b) and c) were both used to purchase the vessel Andong. Also see Notes 4 and 7. The due date of these notes were extended to July 19, 2012 on March 5, 2010. See Note 17.

Interest expense for the years ended December 31, 2009 and 2008 was $148,087 and $228,458, respectively.

The repayment schedule for long-term notes payable is as follows:

Years Ended December 31,	Amount
2010	$3,326,132
2011	467,665
2012	603,771
2013	771,315
2014	698,690
Total	$5,867,573

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

11.    COMMITMENTS

The Company leases office space under operating leases. Lease expense was $190,069 and $131,341 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, future minimum payments required under non-cancelable leases are:

Years Ended December 31,	Amount
2010	89,443
2011	10,871
Total	$100,314

12.    INCOME TAX

(a)  Income Tax Expense

Dalian Winland International Shipping Agency Co. Ltd., Dalian Winland International Logistic Co. Ltd. and Dalian Shipping Online Network Co. Ltd. are incorporated under the laws of PRC and subjected by Chinese tax law. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which was effective on January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to these companies starting from January 1, 2008 is 25%.

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, and Winland International Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these companies is exempt from income tax under the local tax law; there is no income tax expense for the years ended December 31, 2009 and 2008.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in St. Vincent and Grenadines. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These five companies obtained tax exemptions from the local governments, so they did not have any tax expense for the year ended December 31, 2009 and 2008. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and are registered in HongKong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., and Bao Shun Shipping S.A. are incorporated and registered in Panama. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the years ended December 31, 2009 and 2008.

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

12.    INCOME TAX (CONTINUED)

(a)	Income Tax Expense (Continued)

Income tax expense for the years ended December 31, 2009 and 2008 is summarized as follows:

	For The Year Ended December 31,
	2009	2008

Current	$(90,277)	$82,193
Deferred	193	(100,020)
Income tax expense	$(90,084)	$(17,827)

The Company’s income tax expense differs from the “expected” tax expense for the years ended December 31, 2009 and 2008 (computed by applying the Hong Kong CIT rate of 17.5 and PRC CIT rate of 25 to income before income taxes) as follows:

	For The Year Ended December 31,
	2009	2008

Computed “expected” benefit (expense)	$1,163,567	$(3,440,129)
Favorable tax rates	(1,253,651)	3,422,302
Income tax expense	$(90,084)	$(17,827)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008

Deferred tax assets (liabilities):
Current portion:
General and administrative expenses	$-	$6,718
Service revenue and commissions	2,434	(631)
Valuation allowance-short term	(732)	(660)
Other income	(164)	-
Subtotal	1,538	5,427

Non-current portion:
Depreciation expense	(31,454)	(9,276)
Net operating loss	135,585	97,740
Valuation allowance	(105,281)	(93,695)
Subtotal	(1,150)	(5,231)

Net deferred tax assets	$388	$196

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

12.    INCOME TAX (CONTINUED)

(b)	Tax Holiday Effect

For 2009 and 2008 the Hong Kong corporate income tax rate was 17.5%. Certain subsidiaries of the Company which were registered in Hong Kong are entitled to tax exemptions as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the years ended December 31, 2009 and 2008.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008

Tax holiday (benefit) expense	$(1,253,651)	$3,422,302
Basic net (loss) income per share excluding tax holiday effect	$(0.04)	$0.14

13.    DISCONTINUED OPERATION

On August 18, 2009, the Company disposed of the Haoyue vessel to a related party, Dalian Winland Shipping Co., Ltd. The net cash proceeds were $1,272,685, after deducting tax expense of $28,350 from the gross proceeds of $1,301,035. Also see Note 7.

The following represents the vessel at the date of disposal:

August 18, 2009

Vessel, net	$1,267,490
Net asset	1,267,490

Gross proceeds from disposition	1,301,035
Less: Tax expense	(28,350)
Net proceeds	1,272,685

Gain from disposition of discontinued operation	$5,195

In accordance with ASC 205-20 (formerly SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets ), the results of operations of Haoyue was presented separately as discontinued operation in the consolidated statement of loss and assets or liabilities of discontinued operation in the consolidated balance sheet at December 31, 2008. The losses from the discontinued operation of $ $214,461 were reflected in the Company’s statements of income (loss) and comprehensive income (loss) for the year ended December 31, 2009.

The following is the unaudited pro forma net income of the Company for the years ended December 31, 2009 and 2008 assuming the disposition of Haoyue was completed on January 1, 2009 and 2008.

	For The Year Ended December 31,
	2009	2008

Net (loss) income	$(6,744,494)	$19,084,001
Weighted average shares, basic and diluted	130,000,000	115,877,596
Net (loss) income per share, basic and diluted	$(0.05)	$0.16

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

14.    SEGMENT INFORMATION

The Company determined that there are three reportable segments: (1) Dry bulk shipping, (2) Chartering brokerage, and (3) Other activities segment. The other activities segment comprises shipping agency, freight forwarding services and online services. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under ASC 280-10 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information).

The Company's segment information as of and for the years ended December 31, 2009 and 2008 are as follows:

The Year Ended December 31, 2009	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$24,935,494	$20,785,940	$4,457,287	$-	$50,178,721
Intersegment sales	-	-	91,111	(91,111)	-
Net sales	24,935,494	20,785,940	4,548,398	(91,111)	50,178,721
Costs	22,189,056	18,102,384	3,423,667	(91,111)	43,623,996
Depreciation and amortization	7,385,421	-	95,939	-	7,481,360
Other operating expenses	3,890,543	310,204	1,332,663	284,449	5,817,859
Gain from disposition of discontinued operation	-	-	5,195	-	5,195
(Loss) income from discontinued operation	(219,974)	-	318	-	(219,656)
Net (loss) income	$(8,749,500)	$2,373,352	$(298,358)	$(284,449)	$(6,958,955)
December 31, 2009
Identifiable assets	$44,537,934	$10,900,478	$9,340,286	$(2,977,188)	$61,801,510

The Year Ended December 31, 2008	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$57,482,423	$22,027,720	$4,695,858	$-	$84,206,001
Intersegment sales	-	-	632,508	(632,508)	-
Net sales	57,482,423	22,027,720	5,328,366	(632,508)	84,206,001
Costs	31,287,747	18,884,795	3,854,938	(632,508)	53,394,972
Depreciation and amortization	6,964,312	-	71,026	-	7,035,338
Other operating expenses	2,550,950	29,622	1,575,157	535,962	4,691,691
(Loss) income from discontinued operation	-	-	(12,663)	-	(12,663)
Net income (loss)	$16,679,414	$3,113,303	$(185,418)	$(535,962)	$19,071,337

December 31, 2008
Identifiable assets	$25,514,626	$19,129,175	$9,701,281	$(2,555,996)	$51,789,086

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

14.    SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area for the years ended December 31, 2009 and 2008 are as follows:

	For The Year Ended December 31,
	2009	2008

Sales to unaffiliated customers:
Japan, Korea and Russia	$27,734,345	$33,682,400
PRC	12,848,185	21,051,500
Southern and Eastern Asia	6,883,315	16,841,200
Mediterranean and Red Sea	-	8,420,600
Other	2,712,876	4,210,301
Total	$50,178,721	$84,206,001

15.   LITIGATION

The Company settled a litigation claim in September 2009 in connection with an oil pollution accident that occurred in 2006 in Korea. The amount of the settlement was $505,112 and was recorded as other expense in the consolidated statement of (loss) income for the year ended December 31, 2009.

16.   CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of December 31, 2009, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

17.   SUBSEQUENT EVENT

The Company registered and incorporated For Tai Shipping Co., Ltd. and Won Lee Shipping Co., Ltd. on March 1, 2010 in Hong Kong.

On March 5, 2010, the Company obtained an extension of the due date of two long-term notes payables totalling $2,961,739 with related parties from July 19, 2010 to July 19, 2012.