Form 10-Q
period 2010-03-31
Winland Online Shipping Holdings Corp
filed 2010-05-12
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(Address of Principal Executive Offices)

00852-28549088
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2010: 130,000,000 shares of common stock.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,088,357	$3,530,724
Accounts receivable	2,705,886	1,881,584
Inventories	1,926,890	1,839,146
Prepayments	910,303	688,117
Other receivables and other assets	783,497	683,010
Deferred tax assets	-	1,538
Due from related parties	1,841,643	1,113,643
Total current assets	11,256,576	9,737,762

Vessels, net	41,829,165	42,597,403
Fixed assets, net	127,378	151,041
Deferred dry dock fees, net	8,754,797	9,311,647
Other intangible assets	3,657	3,657
Deferred tax assets	33	-
Total long-term assets	50,715,030	52,063,748

TOTAL ASSETS	$61,971,606	$61,801,510

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2010	December 31, 2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$7,023,404	$6,893,862
Short-term bank loan	1,170,070	1,170,070
Current portion of long-term loans	4,128,908	4,128,908
Current portion of long-term notes payable, net of discount of $669,557 and $693,012 at March 31, 2010 and December 31, 2009, respectively	387,848	3,326,132
Advances from customers	566,927	793,334
Payroll payable	910,644	903,964
Due to related parties	125,482	20,907
Taxes payable	43,105	51,250
Deferred revenue	143,083	159,688
Other current liabilities and accrued liabilities	2,023,288	2,375,613
Total current liabilities	16,522,759	19,823,728

LONG-TERM LIABILITIES
Long-term loans	14,327,298	15,359,535
Long-term notes payable, net of discount of $1,249,105 and $1,407,170 at March 31, 2010 and December 31, 2009, respectively	5,400,514	2,541,441
Deferred tax liabilities	-	1,150
Total long-term liabilities	19,727,812	17,902,126

TOTAL LIABILITIES	36,250,571	37,725,854

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 per share; 200,000,000 shares authorized, 130,000,000 shares issued and outstanding	130,000	130,000
Additional paid-in capital	3,322,966	3,322,966
Accumulated other comprehensive income	717,901	716,805
Retained earnings	21,550,168	19,905,885
Total Shareholders’ Equity	25,721,035	24,075,656

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,971,606	$61,801,510

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
 INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

REVENUES	$14,686,702	$12,528,173

COSTS AND EXPENSES
Vessel operating costs	9,561,638	11,454,217
Service costs	573,544	1,268,861
Depreciation and amortization	1,707,097	2,005,536
General and administrative expenses	738,892	653,078
Selling expenses	100,214	92,110
TOTAL COSTS AND EXPENSES	12,681,385	15,473,802

OTHER EXPENSES

Interest expense, net	342,979	52,186
Other expense, net	10,116	196,748

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,652,222	(3,194,563)

INCOME TAX EXPENSE	7,939	1,322

NET INCOME (LOSS)	1,644,283	(3,195,885)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain (loss)	1,096	(45,990)

COMPREHENSIVE INCOME (LOSS)	$1,645,379	$(3,241,875)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	130,000,000	130,000,000

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$0.01	$(0.02)

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,644,283	$(3,195,885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	788,624	836,164
Amortization of deferred dry dock fees	918,473	1,169,372
Amortization of long-term note payable discount	181,520	3,938
Deferred taxes	355	963
Loss on disposal of fixed assets	3,276	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	(824,302)	204,086
Inventories	(87,744)	1,034,135
Prepayments	(222,186)	(114,139)
Other receivables and other assets	(100,342)	(12,865)
Deferred dry dock fees	(361,623)	(565,074)

Increase (Decrease) In:
Accounts payable	129,542	(677,975)
Advances from customers	(226,407)	188,938
Payroll payable	6,680	-
Taxes payable	(8,145)	(2,283)
Deferred revenue	(16,605)	21,144
Other current liabilities and accrued liabilities	(352,324)	125,815
Net cash provided by (used in) operating activities	1,473,075	(983,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(513)
Net cash used in investing activities	-	(513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans	(1,032,237)	(702,918)
Repayments of long-term notes payable	(260,730)	(95,605)
Repayments to related parties	(728,146)	(2,286,260)
Advances from related parties	104,575	1,725,995
Net cash used in financing activities	(1,916,538)	(1,358,788)

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

NET DECREASE IN CASH AND CASH EQUIVALENTS	(443,463)	(2,342,967)
Effect of exchange rate changes on cash	1,096	(46,205)
Cash and cash equivalents at beginning of period	3,530,724	8,233,588

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,088,357	$5,844,416

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$342,979	$48,248
Income taxes paid	$13,789	$2,030

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

The exchange transaction was accounted for as a reverse acquisition. The acquisition was accounted for as the recapitalization of SkyAce. Accordingly, the condensed consolidated and combined statements of income include the results of operations of SkyAce from January 1, 2008, and the results of operations of WLOL from the acquisition date through March 31, 2010.

WLOL and subsidiaries (the “Company”) is mainly engaged in a comprehensive range of online and off-line international shipping services such as dry bulk shipping, chartering, shipping agency, and international logistics.

2.	LIQUIDITY

The Company improved its working capital balance during the quarter, however, there was still a working capital deficit of $5,266,183 at March 31, 2010. The improvement was principally due to the Company achieving net income of $1,644,283 for the three months ended March 31, 2010. To improve liquidity, the Company obtained an extension of the due date of two notes payable to related parties amounting to $2,961,739 to July 19, 2012. See Note 10. Also, the Company obtained commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The unaudited condensed consolidated financial statements of Winland Online Shipping Holdings Corporation have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation (Continued)

II. Subsidiaries of PGL - Businesses in transportation and chartering (Continued)

n)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering business of vessels.

o)	Bestline Shipping Limited is registered in Hong Kong, managing chartering business of vessels.

p)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

q)	Win Glory S.A. is incorporated in Panama, registered in Hong Kong.

r)	Win Grace Shipping Co., Limited is incorporated and registered in Malta.

s)	Win Hope Shipping Co., Limited is incorporated and registered in Malta.

t)	Win Moony Shipping Co., Limited is incorporated and registered in Malta.

u)	Bodar Shipping S.A. is incorporated and registered in Panama.

v)	Win Moony Shipping S.A. is incorporated and registered in Panama.

w)	Bao Shun Shipping S.A. is incorporated and registered in Panama.

x)	Winland International Shipping Co., Limited is incorporated and registered in Hong Kong.

y)	Fon Tai Shipping Co., Limited is incorporated and registered in Hong Kong.

z)	Won Lee Shipping Co., Limited is incorporated and registered in Hong Kong.

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

The Company adopted ASC 805 (formerly SFAS No. 141), which requires the condensed consolidated financial statements for the periods ended March 31, 2010 be presented as though the transfer of net assets or exchange of VIEs’ interests had occurred at the beginning of the period. Financial statements of the VIEs are included in the Company’s condensed consolidated financial statements as of March 31, 2010.

Inter-company balances and transactions have been eliminated in consolidation.

(c)  Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Three Months Ended March 31, 2010	For The Three Months Ended March 31, 2009	March 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Company A	5.27%	-	2.39%	-
Company B	4.79%	-	2.30%	-
Company C	4.65%	8.70%	-	-
Company D	4.05%	-	-	-
Company E	-	14.30%	-	-
Company F	-	8.43%	-	-
Company G	-	2.15%	-	-

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Concentrations (Continued)

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Three Months Ended March 31, 2010	For The Three Months Ended March 31, 2009	March 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Company H	40.06%	-	1.37%	-
Company I	13.77%	49.74%	2.57%	-
Company J	12.91%	13.29%	-	0.39%
Company K	5.91%	6.41%	0.41%	0.74%
Company L	5.42%	-	-	-
Company M	-	15.49%	-	4.55%
Company N	-	12.56%	-	-

(d)	Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term bank loan approximate their fair values due to the short-term nature of these instruments.

The carrying value of long-term loans and long-term notes payable approximate their fair value due to the variable interest rates nature thereof. The fair values are estimated based on the current rates offered to the Company for debt of similar terms and maturities.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Revenue Recognition

Revenue is recognized based on the following four criteria:

(I)	The amount of revenue can be measured reliably;

(II)	It is probable that the economic benefits will flow to the Company;

(III)	The stage of completion at the balance sheet date can be measured reliably;

(IV)	The costs incurred, or to be incurred can be measured reliably.

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

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the three months ended March 31, 2010 and 2009.

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

	March 31, 2010	December 31, 2009	March 31, 2009

Period end RMB: US$ exchange rate	6.8361	6.8372	-
Average period RMB: US$ exchange rate	6.8367	-	6.8499

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Comprehensive Income (Loss)

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

Dry Bulk Shipping Service - Dry bulk shipping service operates a fleet of thirteen vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 63% and 40% of combined operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for unrelated shipping companies and shippers. The segment contributed 31% and 48% of consolidated operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Other activities - Other activities segment comprises shipping agency and freight forwarding services, and online services. Shipping agency and freight forwarding service provides transportation and logistic services to shippers in the PRC. Online services provide internet services for members. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under ASC 280-10 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Other activities segment contributed 6% and 12% of consolidated operating revenues for the three months ended March 31, 2010 and 2009, respectively.
Also see Note 13.

(l)	Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 (R), Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have any effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Recent Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a significant effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Recent Accounting Pronouncements (Continued)

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167) Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

4.	VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of March 31, 2010 and December 31, 2009. Among the thirteen vessels, two of them denoted (a) were acquired by syndicated loans and are still under pledge, also see Note 9; nine vessels denoted (b) were acquired through capital leases; a vessel denoted (c) was acquired through long-term notes payable from related parties, also see Note 10; and one remaining vessel denoted (d) was acquired through a long-term loan and a long-term note payable, also see Notes 9 and 10.

The vessels of the Company consist of the following:

		March 31, 2010	December 31, 2009
		(Unaudited)
At cost:
Win Hope	(b)	$2,679,285	$2,679,285
Win Ever	(b)	1,737,966	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,697	2,503,697
Win Grace	(b)	3,677,861	3,677,861
Win Moony	(b)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(c)	2,962,215	2,961,739
Baoshun	(d)	20,881,125	20,881,125
		$74,489,617	$74,489,141

		March 31, 2010	December 31, 2009
		(Unaudited)
Less: Accumulated depreciation
Win Hope	(b)	$2,069,747	$2,009,463
Win Ever	(b)	1,564,169	1,564,169
Win Bright	(b)	1,565,332	1,565,332
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	2,199,677	2,119,201
Win Grace	(b)	3,310,075	3,310,075
Win Moony	(b)	3,313,961	3,313,961
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	5,016,863	4,743,216
Win Honey	(a)	1,586,250	1,522,969
Bodar	(b)	4,486,897	4,486,897
Andong	(c)	836,390	797,056
Baoshun	(d)	503,384	251,692
		$32,660,452	$31,891,738
Vessels, net		$41,829,165	$42,597,403

Vessel depreciation expense for the three months ended March 31, 2010 and 2009 was $768,583 and $811,344 respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

4.	VESSELS (CONTINUED)

The Company pledged the following vessels as collateral against long-term loans. Also see Note 9.

	March 31, 2010	December 31, 2009
	(Unaudited)
Net Book Value
Winland Dalian	$13,226,276	$13,499,923
Win Honey	2,913,750	2,977,031
Baoshun	20,377,741	20,629,433
Total	$36,517,767	$37,106,387

Insurance Costs:

There are four kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

Insurance	Coverage	Insurance Premium For The Three Months Ended March 31,
		2010	2009
		(Unaudited)	(Unaudited)
Hull insurance	$70,180,000	$268,671	$283,378
Protection & indemnity insurance	98,400,000	267,005	241,602
Freight demurrage and defense insurance	65,900,000	24,103	23,799
Delay insurance	500,000	-	9,540
Others		-	6,573
Total		$559,779	$564,892

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended March 31, 2010 and 2009. The premium expenses were $559,779 and $564,892 for the three months ended March 31, 2010 and 2009, respectively. The prepayment for insurance was $16,069 and $26,950 as of March 31, 2010 and December 31, 2009, respectively.

5.	FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
At cost:
Motor vehicles	$230,975	$244,612
Office equipment	198,282	204,031
Leasehold improvement	181,700	181,671
	610,957	630,314

Less: Accumulated depreciation
Motor vehicles	161,173	159,458
Office equipment	167,765	174,298
Leasehold improvement	154,641	145,517
	483,579	479,273
Fixed assets, net	$127,378	$151,041

Depreciation expense for the three months ended March 31, 2010 and 2009 was $20,041 and $24,820, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

6.	DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
Cost	$18,298,871	$17,608,753
Less: Accumulated amortization	9,544,074	8,297,106
Deferred dry dock fees, net	$8,754,797	$9,311,647

Amortization expense for the three months ended March 31, 2010 and 2009 was $918,473 and $1,169,372, respectively.

Amortization expense for the next five years and thereafter is as follows:

Period Ended March 31,	Amount
2011	$3,093,180
2012	2,710,291
2013	1,784,260
2014	1,063,186
2015	103,880
Total	$8,754,797

7.	DUE TO/FROM RELATED PARTIES

Due to/from related parties consist of the following:

(I) Due From Related Parties		March 31, 2010	December 31, 2009
		(Unaudited)
Winland Container Lines Ltd.	a)	$1,143,658	$1,097,384
Dalian Winland Group Co., Ltd	b)	697,985	16,113
Due from employees	c)	-	146
Total due from related parties		$1,841,643	$1,113,643

(II) Due To Related Parties		March 31, 2010	December 31, 2009
		(Unaudited)
Dalian Winland Shipping Co., Ltd	d)	$18,854	$-
Dalian Master Well Ship Management Co., Ltd	e)	74,100	7,200
Winland Shipping Japan Co., Ltd	f)	28,328	13,707
Rich Forth Investment Limited	g)	4,200	-
Total due to related parties		$125,482	$20,907

a)
Winland Container Lines Ltd. is controlled by the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the three months ended March 31, 2010 and 2009, the Company recognized vessel management fees of $153,507, and $0, respectively; the Company recognized service revenue of $992,839 and $249,540, respectively. For the three months ended March 31, 2010 and 2009, the Company paid $1,362,482 and $3,131,533 of expenses to related ports and received $2,462,729 and $1,094,813 of payments from related ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balances at March 31, 2010 and December 31, 2009 are interest-free, unsecured and they were subsequently settled.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

7.	DUE TO/FROM RELATED PARTIES (CONTINUED)

b)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $9,356,152 and $6,298,440 of expenses on behalf of DWIG for the three months ended March 31, 2010 and 2009, respectively.  The Company collected $8,651,608 and $7,954,108 on behalf of DWIG for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, the Company recognized interest expense for long-term notes payable of $22,674 and $22,642, respectively. Also see Note 10. The outstanding balances at March 31, 2010 and December 31, 2009 are interest-free, unsecured and have no fixed repayment term. They were subsequently settled.

c)
Due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from employees primarily represent advances to sales personnel for business and travel related expenses.

d)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. It operated one and two vessels for the Company for the three months ended March 31, 2010 and 2009, respectively. The vessel management fees were $4,500 and $9,000 for the three months ended March 31, 2010 and 2009, respectively. The Company also recognized service revenue of $0 and $66,780 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, on behalf of DWSC, the Company paid $0 and $120,680, and received $0 and $99,414, respectively. The Company recognized interest expense for long-term notes payable of $14,354 and $14,334 for three months ended March 31, 2010 and 2009, respectively. See Note 10. The outstanding balance at March 31, 2010 is interest-free, unsecured and has no fixed repayment term.

e)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the company. It operates as a vessel management company for the Company. The vessel management fees for the three months ended March 31, 2010 and 2009 were $58,500 and $64,800, respectively. The Company paid $0 and $12,175 on behalf of Dalian Master Well Ship Management Co., Ltd, for the three months ended March 31, 2010 and 2009, respectively. The Company collected $8,400 and $13,402 on behalf of Dalian Master Well Ship Management Co., Ltd, for the three months ended March 31, 2010 and 2009, respectively. The outstanding balances at March 31, 2010 and December 31, 2009 are interest-free, unsecured, and have no fixed repayment term.

f)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized agency service fees of $29,856 and $17,557 for the three months ended March 31, 2010 and 2009, respectively. The Company paid $43,377 and $98,596 on behalf of Winland Shipping Japan Co., Ltd, for the three months ended March 31, 2010 and 2009, respectively. The Company collected $28,147 and $88,140 on behalf of Winland Shipping Japan Co., Ltd, for the three months ended March 31, 2010 and 2009, respectively. The outstanding balances at March 31, 2010 and December 31, 2009 are interest-free, unsecured and have no fixed repayment term.

g)
Rich Forth Investment Limited is controlled by the relative of the Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee was $12,600 and $0 for the three months ended March 31, 2010 and 2009, respectively. The Company paid $8,400 and $0 for the three months ended March 31, 2010 and 2009, respectively. The outstanding balance at March 31, 2010 is interest-free, unsecured and has no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

8.	SHORT-TERM BANK LOAN

The Company obtained a short-term bank loan from Shanghai Pudong Development Bank for $1,170,070 on July 10, 2009. The loan principal is due on July 6, 2010. The interest payment is due quarterly at an annual interest rate of 5.31%. Interest expense was $15,730 for the three months ended March 31, 2010. The loan is guaranteed by the Chairman and CEO of the Company.

9.	LONG-TERM LOANS

Long-term loans consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at March 31, 2010 is 2.26%, secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$2,991,540	$3,519,456

Due on July 21, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at March 31, 2010 is 2.26%, secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	1,633,304	1,808,306

Term of the loan is 7 years with interest at the 1-month LIBOR plus 2.30% per annum, and the actual rate at March 31, 2010 is 2.46%, monthly payment principal and interest is fixed at $109,773, initial payment on October 24, 2009, secured by the vessel Baoshun (also see Note 4).	13,831,362	14,160,681

Total long-term loans	18,456,206	19,488,443

Less: Current portion	4,128,908	4,128,908

Long-term portion	$14,327,298	$15,359,535

Interest expense for the three months ended March 31, 2010 and 2009 was $108,651 and $44,310, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
9.	LONG-TERM LOANS (CONTINUED)

The repayment schedule for the principal amount of long-term loans is as follows:

Period Ended March 31,	Amount
2011	$4,128,908
2012	2,897,160
2013	1,550,564
2014	1,317,276
2015	1,317,276
Thereafter	7,245,022
Total	$18,456,206

10.	LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
		March 31, 2010	December 31, 2009
		(Unaudited)
Note payable to unrelated party:
Sea Carrier Shipping Co., Ltd., net of discount of $1,918,662 and $2,100,182 at March 31, 2010 and December 31, 2009, respectively, due September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a)	$2,826,623	$2,905,834
Subtotal		2,826,623	2,905,834

Notes payable to related companies:
Dalian Winland Shipping Co. , Ltd. due July 19, 2012, at an interest rate of 5% per annum	b)	1,148,131	1,148,131
Dalian Winland Group Co., Ltd. due July 19, 2012, at an interest rate of 5% per annum	c)	1,813,608	1,813,608
Subtotal		2,961,739	2,961,739

Total long-term notes payable		5,788,362	5,867,573

Less: Current portion		387,848	3,326,132

Long-term portion		$5,400,514	$2,541,441

The amortization of discount on note payable for the three months ended March 31, 2010 and 2009 was $181,520 and $3,938, respectively.

The long-term note denoted a) was used to purchase the vessel Baoshun. Also see Note 4.

The long-term notes obtained from DWSC and DWIG, two related parties, denoted b) and c) were both used to purchase the vessel Andong. Also see Notes 4 and 7.

Interest expense for the three months ended March 31, 2010 and 2009 was $37,028 and $36,976, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

10.	LONG-TERM NOTES PAYABLE (CONTINUTED)

The repayment schedule for long-term notes payable is as follows:

Period Ended March 31,	Amount
2011	$387,848
2011	500,724
2012	3,601,414
2013	817,943
2014	480,433
Total	$5,788,362

11.	COMMITMENTS

The Company leases office space under operating leases. Lease expense was $66,625 and $35,579 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, future minimum payments required under non-cancelable leases are:

Period Ended March 31,	Amount
2011	141,933
2012	30,367
Total	$172,300

12.	INCOME TAX

(a)	Income Tax Expense

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

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, Winland International Shipping Co., Limited, Fon Tai Shipping Co., Limited and Won Lee Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these companies is exempt from income tax under the local tax law; there is no income tax expense for the three months ended March 31, 2010 and 2009.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in St. Vincent and Grenadines. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These five companies obtained tax exemptions from the local governments, so they did not have any tax expense for the three months ended March 31, 2010 and 2009. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and are registered in HongKong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., and Bao Shun Shipping S.A. are incorporated and registered in Panama. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the three months ended March 31, 2010 and 2009.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

12.	INCOME TAX (CONTINUED)

(a)	Income Tax Expense (Continued)

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
Income tax expense for the three months ended March 31, 2010 and 2009 is summarized as follows:

	For The Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current	$7,584	$359
Deferred	355	963
Income tax expense	$7,939	$1,322

The Company’s income tax expense differs from the “expected” tax expense for the three months ended March 31, 2010 and 2009 (computed by applying the Hong Kong CIT rate of 17.5% and PRC CIT rate of 25% to income before income taxes) as follows:

	For The Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Computed “expected” expense (benefit)	$293,999	$(559,050)
Favorable tax rates	(286,060)	560,372
Income tax expense	$7,939	$1,322

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

12.	INCOME TAX (CONTINUED)

(b)	Income Tax Expense (Continued)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Deferred tax assets (liabilities):
Current portion:
General and administrative expenses	$89	$-
Service revenue and commissions	-	2,434
Valuation allowance-short term	(89)	(732)
Other income	-	(164)
Subtotal	-	1,538

Non-current portion:
Depreciation expense	(36,977)	(31,454)
Net operating loss	295,872	135,585
Valuation allowance	(258,862)	(105,281)
Subtotal	33	(1,150)

Net deferred tax assets	$33	$388

(b)	Tax Holiday Effect

For the three months ended March 31, 2010 and 2009, the Hong Kong corporate income tax rate was 17.5%. Certain subsidiaries of the Company which were registered in Hong Kong are entitled to tax exemptions as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the three months ended March 31, 2010 and 2009.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
	(Unaudited)	(Unaudited)
Tax holiday (benefit) expense	$(286,060)	$560,372
Basic net income (loss) per share excluding tax holiday effect	$0.01	$(0.02)

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

13.	SEGMENT INFORMATION

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

The Company's segment information as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009 are as follows:

Three Months Ended March 31, 2010 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$9,238,241	$4,576,689	$871,772	$-	$14,686,702
Intersegment sales	-	-	23,272	(23,272)	-
Net sales	9,238,241	4,576,689	895,044	(23,272)	14,686,702
Costs	5,606,626	3,978,284	573,544	(23,272)	10,135,182
Depreciation and amortization	1,687,663	-	19,434	-	1,707,097
Other operating expenses	744,775	90,813	303,950	60,602	1,200,140
Net income (loss)	$1,199,177	$507,592	$(1,884)	$(60,602)	$1,644,283
March 31, 2010 (Unaudited)
Identifiable assets	$45,554,770	$10,878,186	$9,768,425	$(4,229,775)	$61,971,606

Three Months Ended March 31, 2009 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$5,046,894	$6,002,486	$1,478,793	$-	$12,528,173
Intersegment sales	-	-	61,103	(61,103)	-
Net sales	5,046,894	6,002,486	1,539,896	(61,103)	12,528,173
Costs	6,366,053	5,149,267	1,268,861	(61,103)	12,723,078
Depreciation and amortization	1,948,232	-	57,304	-	2,005,536
Other operating expenses	614,865	46,794	332,463	-	994,122
Net (loss) income	$(3,882,256)	$806,425	$(118,732)	$-	$(3,194,563)
December 31, 2009
Identifiable assets	$44,537,934	$10,900,478	$9,340,286	$(2,977,188)	$61,801,510

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

14.	SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area for the three months ended March 31, 2010 and 2009 are as follows:

	For The Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Sales to unaffiliated customers:
Japan, Korea and Russia	$2,203,005	$4,419,752
PRC	5,140,346	7,003,483
Southern and Eastern Asia	5,874,681	1,104,938
Other	1,468,670	-
Total	$14,686,702	$12,528,173

15.	LOAN FACILITIES

On March 26, 2010, the Company obtained a term loan facility for $37 millions from China Merchant Bank Co., Ltd. to finance two new vessel purchases. As of the date of this filing, there were no drawdowns on the facility nor signed commitments to purchase additional vessels.

16.	CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of March 31, 2010, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

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

PGL

PGL is a holding company founded in the British Virgin Islands on July 5, 2006. PGL was formed solely for the purpose of acquiring each of the following wholly-owned subsidiaries from Li Honglin and Xue Ying (both of whom previously owned fifty percent (50%) of each of the following entities), which such transfers occurred between January 1, 2008 and March 31, 2008:

(a)	Winland Shipping Co., Ltd., a company organized under the laws of Hong Kong on August 11, 2000 (“Winland Shipping”);

(b)	Kinki International Industrial Limited, a company organized under the laws of Hong Kong on May 2, 2006 (“Kinki”);

(c)	Bestline Shipping Limited, a company organized under the laws of Hong Kong on January 27, 1994 (“Bestline”);

(d)	Lancrusier Development Co., Limited, a company organized under the laws of Hong Kong on July 11, 1995 (“Lancrusier”);

(e)	Win Star Shipping Co., Ltd., a company organized under the laws of St. Vincent and the Grenadines (“SVG”) on June 21, 2000 (“Win Star”);

(f)	Bodar Shipping Co., Ltd., a company organized under the laws of SVG on January 7, 2004 (“Bodar”);

(g)	Winland Dalian Shipping S.A., a company organized under the laws of Panama on June 8, 2005 (“Winland Dalian”);

(h)	Treasure Way Shipping Limited, a company organized under the laws of Hong Kong on May 27, 2002 (“Treasure Way”).

PGL acquired the following additional entities in 2008:

(i)	Win Eagle Shipping Co., Ltd., a company organized under the laws of Malta on July 29, 2002 (“Win Eagle”);

(j)	Win Bright Shipping Co., Ltd. a company organized under the laws of Malta on February 8, 2002 (“Win Bright”);

(k)	Win Ever Shipping Co., Ltd., a company organized under the laws of Malta on February 8, 2002 (“Win Ever”).

(l)	Win Glory S.A., a company organized under the laws of Panama on April 2, 2003 (“Win Glory”).

(m)	Win Moony Shipping Co., Ltd., a company organized under the laws of Malta on September 26, 2003 (“Win Moony”).

PGL acquired the following entities in 2009:

(n)	Win Grace Shipping Co., Ltd., a company organized under the laws of Malta on September 4, 2003 (“Win Grace”).

(o)	Win Hope Shipping Co., Ltd., a company organized under the laws of Malta on June 14, 2001 (“Win Hope”).

PGL established the following entities in 2009:

(p)	Bodar Shipping S.A. is incorporated and registered in Panama on February 12, 2009 (“Bodar Shipping”).

(q)	Win Moony Shipping S.A. was incorporated and registered in Panama on April 30, 2009 (“Win Shipping”).

(r)	Bao Shun Shipping S.A. was incorporated and registered in Panama on June 10, 2009 (“Bao Shun”).

(s)	Winland International Shipping Co., Limited is incorporated and registered in Hong Kong on August 27, 2009 ("Winland International").

PGL established the following entities in 2010:

(t)	Fon Tai Shipping Co., Limited is incorporated and registered in Hong Kong on March 1, 2010 (“Fon Tai”).

(u)	Won Lee Shipping Co., Limited is incorporated and registered in Hong Kong on March 1, 2010 (“Won Lee”).

PGL and each of its wholly-owned subsidiaries set forth above (collectively, the “PGL Group”) are engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the PGL Group are ocean transportation and chartering. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering businesses are managed by Kinki and Bestline. Winland International's primary business is to develop and expand the global shipping market. Lancrusier’s primary business is management and accounting, while Win Star, Bodar, Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever, Win Glory, Win Moony, Win Grace, Win Hope and Bao Shun collectively own 12 of the Company’s vessels. Fon Tai and Won Lee will collectively finance and own two new vessels.

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

DWIS

Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”) was incorporated under the laws of the PRC on December 5, 2002 by three (3) investors, namely, Dalian Winland Industry Group Co., Ltd. (“DWIG”), Dalian Winland Shipping Co., Ltd. (“DWSC”) and Dalian Weihang Freight Forwarding Co., Ltd. (“DWFF”). At establishment, the percentage of each party’s equity interest was 51%, 41.5% and 7.5%, respectively. DWIG was incorporated by Li Honglin and Xue Ying having a 60% and 40% interest, respectively. DWSC was incorporated by DWIG and Xue Ying having a 60% and 40% interest, respectively. DWFF was incorporated by Li Honglin and Xue Ying having a 66.7% and 33.3% interest, respectively. Thus, Li Honglin and Xue Ying had owned a 50.5425% and 49.4575% of Winland International indirectly at inception. According to a share trust instrument agreement executed in February 2005, Li Honglin transferred 0.5425% of his interest in Winland International to Xue Ying. Thereafter, Li Honglin and Xue Ying own 50% each of Winland International.  The principal activities of Winland International include shipping agency services, booking cargo space, storage of goods, and declaration of customs.

DWIL

Dalian Winland International Logistics Co., Ltd. (“DWIL”) was incorporated under the laws of the PRC on July 28, 2003 by three (3) investors, namely, DWIG, DWSC and Winland International. At establishment, the percentage of each party’s equity interest was 51%, 47.6% and 1.4%, respectively, and Li Honglin and Xue Ying owned 48.4436% and 51.5564% of DWIL indirectly at inception, respectively. According to a share trust instrument agreement executed in February 2005, Xue Ying transferred 1.5564% of her interest in Winland Logistics to Li Honglin. Thereafter, Li Honglin and Xue Ying each owned 50% of Winland Logistics. The principal activities of Winland Logistics are freight forwarding services logistics shipping agency services. DWIL owns one of the Company’s vessels.

Shipping Online

Dalian Shipping Online Network Co., Ltd. (“DSON” or “Shipping Online”) was incorporated under the laws of the PRC on February 20, 2003 by two (2) investors, namely, Li Honglin and Xue Ying. At establishment, the percentage of each party’s equity interest was 80% and 20%, respectively. According to a share trust instrument executed in February 2005, Li Honglin transferred 30% of his interest of Shipping Online to Xue Ying. Thereafter, Li Honglin and Xue Ying each owned 50% of Shipping Online. The principal activities of Shipping Online are providing online services to its members. On January 19, 2010, DWIL invested RMB500,000 in Shipping Online, increasing its capitalization from RMB500,000 to RMB1,000,000. Thereafter, DWIL, Li Honglin and Xue Ying owned 50%, 25% and 25% of the equity interests in Shipping Online as of March 31, 2010, respectively.

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

Our operating revenue in 2006 reached US$59.2 million, of which the net profit was nearly US$7.4 million.  As the global shipping market experienced a breakthrough in development, the Company achieved annual operating revenues of US$70.3 million in 2007, net income of US$21.4 million, enjoying approximately 200% growth as compared with 2006. The operating revenue of 2008 reached $85.6 million, net income of $19.0 million. The operating revenue of 2009 was $50.2 million.  The operating revenue and net income for the three months ended March 31, 2010 was 14.7 million and 1.6 million, respectively, compared with operating revenue of 12.5 million, a net loss of 3.2 million for the corresponding period of 2009, respectively.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

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

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 (R), Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have any effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a significant effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167) Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

Results of Operations for the Three Months Ended March 31, 2010 Compared With the Three Months Ended March 31, 2009 (in U.S. dollars, except otherwise as indicated)

	For The Three Months Ended March 31,
	2010		2009		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	14,686,702	100.00%	12,528,173	100.00%	2,158,529	17.2%
Vessel operating expenses	9,561,638	65.1%	11,454,217	91.4%	(1,892,579)	-16.5%
Service costs	573,544	3.9%	1,268,861	10.1%	(695,317)	-54.8%
Depreciation and amortization	1,707,097	11.6%	2,005,536	16.0%	(298,439)	-14.9%
General and administrative expenses	738,892	5.0%	653,078	5.2%	85,814	13.1%
Selling expenses	100,214	0.7%	92,110	0.7%	8,104	8.8%
Interest expense, net	342,979	2.3%	52,186	0.4%	290,793	557.2%
Other expense, net	10,116	0.1%	196,748	1.6%	(186,632)	-94.9%
Income tax expense	7,939	0.1%	1,322	0.0%	6,617	500.5%
Net income (loss)	1,644,283	11.2%	(3,195,885)	-25.5%	4,840,168	-151.5%
Weighted Average Shares Outstanding	130,000,000		130,000,000		-	0.0%
Net income (loss) per share	0.01		(0.02)		0.03	-150.0%

Revenues

Our revenues are derived from the operation of:
•	Dry bulk shipping
•	Chartering brokerage
•	Other activities which represent shipping agency services, freight forwarding services, and online services.

Of the total revenues, dry bulk shipping, chartering brokerage and other activities contributed 63%, 31% and 6% for the three months ended March 31, 2010, respectively, compared with 40%, 48%, and 12% for the comparable period in 2009, respectively.

For the three months ended March 31, 2010, total revenues increased by approximately $2.2 million, or 17.2%, to $14.7 million from $12.5 million for the three months ended March 31, 2009. This increase resulted from the strong performance of our dry bulk shipping segment which increased $4.2 million, or 83.0%, offset by a chartering brokerage decline of $1.4 million, or 23.8%; and other activities decline of $0.6 million, or 41.0%.

The increase in the dry bulk shipping segment was driven by the acquisition of a new vessel in September 25, 2009 and reflected the improvement of the global shipping market from the financial crisis and economic recession in place since late 2008.  The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, rose approximately 100% for the three months ended March 31, 2010 as compared with the same period of 2009.  The decrease in other segments was due to the continued impact of a challenging economy.

Among other activities, online services grew significantly. We believe this growth reflected the management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

Vessel Operating Expenses

Vessel operating expenses include mainly fuel costs, port fees and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in the business of chartering brokerage. For the three months ended March 31, 2010, vessel operating expenses decreased by $1.9 million, or 16.5%, to $9.6 million, compared with $11.5 million for the comparable period in 2009. This decrease is principally attributable to more vessels employed under time charters that required the charters to bear  all fuel the vessels consume and the port charges, offset by the increased dry bulk shipping business volume which resulted in the increase in fuel and related consumption.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding services. For the three months ended March 31, 2010, service costs decreased by $0.7 million, or 54.8%, to $0.6 million, compared with $1.3 million for the comparable period in 2009. This decrease was in line with the decreased revenue generated from the operation of our freight forwarding services.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees decreased by approximately $0.3 million, or 14.9%, to $1.7 million for the three months ended March 31, 2010, compared with $2.0 million for the same period in 2009. This decrease is attributable to the decreased amortization of dry dock fees.

General and Administrative Expenses

General and administrative expenses, which included mainly wages and professional service fees, increase by approximately $0.09 million, or 13.1%, to $0.74 million for the three months ended March 31, 2010 from $0.65 million for the same period in 2009.  The increase is mainly attributable to the hiring of new employees.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage business, which reflected the management’s strategy of expanding the business initiated at the beginning of 2009. For the three months ended March 31, 2010, selling expenses were $0.1 million, slightly greater than the $0.09 million for the corresponding period in 2009.

Interest Expense, Net

Net interest expense increased significantly by $0.29 million, or 557.2%, to $0.34 million for the three months ended March 31, 2010, compared with approximately $0.05 million for corresponding period in 2009. The increase is primarily attributable to the new long-term loan and note payable initiated by our purchase of a new vessel in late 2009.

Other Expense, Net

Other expense decreased by approximately $0.19 million, or 94.9%, to $0.01 million for the three months ended March 31, 2010, compared with $0.20 million for the three months ended March 31, 2009. This decrease is mainly attributable to the currency translation resulting from other activities.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the three months ended March 31, 2010, income tax expense was $0.008 million as compared with $0.001 million for the same period in 2009. This difference is mainly attributable to the decrease in revenue generated from the other activities segment of our business.

Net Income (Loss)

Net income increased by approximately $4.8 million, or 151.5%, to a net income of $1.6 million for the three months ended March 31, 2010 from a net loss of $(3.2) million for the same period in 2009. This increase is primarily attributable to the increased revenues, decreased vessel operating expenses, service costs, depreciation and amortization expenses and other expenses, partially offset by the cumulative effect of other factors, as previously mentioned.

As a percentage of revenue, net income was 11.2% compared with a net loss of (25.5%) for the three months ended March 31, 2010 and 2009, respectively. This change was a reflection of the macro-economic environment recovering from the global economic recession.

Net Income (Loss) Per Share

For both basic and diluted shares, net income (loss) per share increased by $0.03, or 150%, to net income of $0.01per share for the three months ended March 31, 2010 from a net loss of $(0.02) per share for the same period of 2009.  This increase is attributable to the increase in net income of $4.8 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

Working Capital

 We had a working capital deficit of $5.3 million at March 31, 2010 as compared to a working capital deficit of $10.1 million at December 31, 2009. This is principally attributable to the increase in net income of $4.8 million and also due to the decreased current portion of long-term notes payable with maturity extended from 2010 to 2012.  To improve liquidity, the Company changed the registration of the flags of two of its vessels.  As a result of the new flag registrations, dry dock fees continued to decrease (while the vessels continued to meet certification and inspection standards).  To increase its cash resources, the Company obtained commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.  We expect that our working capital will continue to increase and liquidity will continue to improve as the shipping industry recovers.  We believe the Company has sufficient cash to sustain operations for the next twelve months.

Operating Activities

For the three months ended March 31, 2010, our cash provided by operating activities was approximately $1.5 million. This is primarily attributable to our net income of $1.6 million adjusted by amortization of $0.9 million and depreciation of $0.8 million; offset by increased accounts receivable of $0.8 and dry docking cost of $0.4 million, and decreased other current liabilities and accrued liabilities of $0.4 million.

For the three months ended March 31, 2009, cash used in operating activities of $1.0 million was primarily attributable to (i) our net loss of $3.2 million adjusted by amortization of $1.2 million and depreciation of $0.8 million; (ii) increased dry docking costs of $0.6 million; (iii) decreased accounts payable of $0.7 million, offset by decreased inventories of $1.0 million.

Investing Activities

For the three months ended March 31, 2010, the Company had no cash used in or provided by investment activities. For the three months ended March 31, 2009, only immaterial cash was used in investing activities.

Financing Activities

Net cash used in our financing activities was $1.9 million for the three months ended March 31, 2010. This amount is mainly attributable to repayments to long-term loans, long-term notes payable, and related parties of $1.0 million, $0.3 million, and $0.7 million, respectively, offset by advances from related parties of $0.1 million.

For the three months ended March 31, 2009, net cash used in financing activities was $1.4 million, mainly attributable to repayment of long-term loans, long-term notes payable, and related parties of $0.7 million, $0.1 million, and $2.3 million, respectively; offset by advances from related parties of $1.7 million.

Capital Expenditures and Resources

We will make major capital expenditures in the event we purchase new vessels. We expect we will incur other major capital expenditures on developing our shipping online portal and marketing our shipping online services. We expect other capital expenditures to include funding dry dockings of our fleet to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations.

We intend to finance capital expenditures on vessel acquisitions through bank loans. On March 26, 2010, the Company obtained a term loan facility in the amount of $37 million toward the financing of two new vessel purchases. There is no signed commitment to purchase additional vessels as of the date of this filing. We intend to finance other capital expenditures mainly from cash flows from our operations, and from notes payable and personal loans, if needed. We believe that cash flow from our operations will continue to improve as the Company continues to bring in profits and the shipping industry begins to recover. We believe that the existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements for next twelve months.

Material Commitments/Tabular Disclosure of Contractual Obligations

The repayment schedule for the principal amount of long-term loans is as follows:

Period Ended March 31,	Amount
2011	$4,128,908
2012	2,897,160
2013	1,550,564
2014	1,317,276
2015	1,317,276
Thereafter	7,245,022
Total	$18,456,206

The repayment schedule for long-term notes payable is as follows:

Period Ended March 31,	Amount
2011	$387,848
2011	500,724
2012	3,601,414
2013	817,943
2014	480,433
Total	$5,788,362

As of March 31, 2010, future minimum payments required under non-cancelable leases are:

Period Ended March 31,	Amount
2011	141,933
2012	30,367
Total	$172,300

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2010, the claim of approximately $501,640 (including interest) by Sinoriches Global Ltd. in connection with a voyage charter contract dispute is in arbitration.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 26, 2010, the Company obtained a term loan facility of $37 million from China Merchant Bank Co., Ltd. to finance two new vessel purchases. As of the date of this filing, there were no drawdowns on the facility nor signed commitment to purchase additional vessels.

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
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.22	Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.23	Memorandum of Agreement, dated June 3, 2009, by and between Mario Shipping Corporation and Winland Shipping Co. Ltd.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.24	Addendum No. 1 to Memorandum of Agreement dated June 4, 2009 (Bao Shun)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.25	Addendum No. 2 to Memorandum of Agreement dated July 14, 2009 (Bao Shun)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.26	Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.27	Amendment to Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.28	First Preferred Panamanian Ship Mortgage	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.29	Deed of Guarantee	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2010	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive Officer, Secretary and Director

Date: May 12, 2010	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial and Accounting Officer