Form 10-K/A
period 2009-12-31
Winland Online Shipping Holdings Corp
filed 2010-07-08
CIK 1397966

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

Yes ☐     No ☒

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

Large accelerated filer ☐    Accelerated filer     ☐    Non-accelerated filer  ☒   Smaller Reporting Company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of June 30, 2009 was approximately $115,375,000.

The number of outstanding shares of the registrant’s common stock on March 22, 2009 was 130,000,000.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to its Annual Report on Form 10-K to enhance certain disclosures made in Item 3, in our Results of Operations, Liquidity and Capital Resources and Material Commitments/Tabular Disclosure of Contractual Obligations sub-sections of Item 7 and in Notes 3, 6 and 15 to our financial statements for the years ended December 31, 2008 and 2009 which are included herewith.  We also corrected our designation as a non-accelerated filer on the front cover of this Amendment No. 1 and have updated Exhibit 21 which list out our subsidiaries at December 31, 2009.  All other Items in this Amendment No. 1 remain unchanged.

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

Enterprise Type	Main Advantages	Main Disadvantages
China Large State- Owned Enterprises (approximately 5 enterprises)	• large fleet with strong transport capacity • Easy acquisition of large state cargo owners as a State-owned enterprise	• Low efficiency and slow market reaction • Difficulty with cost control

	• High visibility and marketability • Rich resources, favorable policies	• Weak service awareness, unstable staff •Operation without flexibility and autonomy

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

ITEM 3.              Legal Proceedings

The Company settled a litigation claim in September 2009 in connection with an oil pollution accident that occurred in 2006 in Korea. The amount of the settlement was $505,112 and was recorded as other expense in the consolidated statement of (loss) income for the year ended December 31, 2009.  The insured underwriter settled the accident in 2006. Since then, the Company had not known any further claim related to such accident until January 2009 when the Company received the Korean court order which showed the claim was made on October 6, 2008. The Company settled the claim in September 2009 after adjudication was made on September 18, 2009, and the Company recognized the expense immediately.

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

Vessel Operating Costs

Vessel operating costs include mainly fuel costs, port fees and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in the business of chartering brokerage. For the year ended December 31, 2009, vessel operating expenses decreased by approximately $8.0 million, or 16.7%, to $40.2 million, compared with $48.2 million for the year ended December 31, 2008. This decrease is principally attributable to the 4% decreased business volume, which resulted in the decrease in fuel and related consumption. The change was also attributable to the 13% decrease in the fuel rate.

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

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees increased by approximately $0.4 million, or 6.3%, to $7.5 million for the year ended December 31, 2009, compared with $7.0 million for the year ended December 31, 2008. Since one vessel was dry docked earlier than its anticipated schedule, the remaining unamortized dry dock fees for this vessel was expensed in 2009. This caused the increased amortization of dry dock fees of $474,603.

General and Administrative Expenses

General and administrative expenses, which included mainly wages and professional service fees, increased by approximately $0.5 million, or 12.6%, to $4.1 million for the year ended December 31, 2009 from $3.6 million for the year ended December 31, 2008. This increase is mainly attributable to the general costs incurred in connection with a vessel under major repair of $1,002,006.  In 2009, the vessel Winland Dalian had been under major repair without operation and therefore not generating revenue.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage business, which reflected the management’s strategy of expanding the business initiated at the beginning of 2009. For the year ended December 31, 2009, selling expenses were $0.3 million.

Interest Expense, Net

Net interest expense declined significantly by approximately $0.2 million, or 23.2%, to $0.6 million for the year ended December 31, 2009, compared with approximately $0.8 million for the year ended December 31, 2008. This decrease is primarily attributable to an average interest rate decline of 1.07% on long-term loans and decreased previous long-term loans principal balance resulted from the payments of $3,140,991 made in 2009, offset by a new long-term loan of $14,490,000 and note payable of $3,000,000 initiated from the new vessel purchased in late 2009.

Other Expense, Net

Other expense increased by approximately $0.4 million, or 210.5%, to $0.6 million for the year ended December 31, 2009, compared with $0.2 million for the year ended December 31, 2008. This increase is mainly attributable to the settlement of a litigated claim of $505,112.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the year ended December 31, 2009, income tax expense was approximately $0.09 million as compared with $0.02 million for the year ended December 31, 2008. This difference is mainly attributable to changes in deferred tax of $0.1 million.

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

Net (Loss) Income

Net income decreased by approximately $26.0 million, or 136.5%, to a net loss of $7.0 million for the year ended December 31, 2009 from a net income of $19.1 million for the year ended December 31, 2008. This decrease is primarily attributable to the significant decline in revenues of $34.0 million, increased depreciation and amortization expense of $0.4 million, increased selling expense and other expenses of $0.3 million, partially offset by the cumulative effect of other factors aforementioned.

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

In compliance with International Maritime Organization (IMO) regulations, vessels must undergo regular inspection, monitoring and maintenance, referred to as “dry docking”, to maintain their required operating certificates. IMO regulations generally require vessels to be dry docked every 60 months. Dry docking requirements may be more or less stringent, depending on the jurisdiction under which a vessel’s flag is registered. To improve liquidity, the Company changed the registrations of the flags of two of its vessels to a jurisdiction which requires less dry docking for vessels to maintain their operating certificates and with lower dry docking fees.  With these new registrations, the dry docking fees of these two vessels decreased by $1,770,528 in 2009.  The Company believes dry dock fees will continue to decrease while such vessels keep meeting the standards of certification and inspection. To increase its cash resources, the Company obtained a short-term bank loan of $1,170,070, a long-term loan of $14,490,000 and a long-term note of $3,000,000 during the year ended December 31, 2009. The long-term debt was principally used to purchase a new vessel. Additionally, on March 5, 2010, the Company obtained an extension of the due date of two notes payable to related parties amounting to $2,961,739 to July 19, 2012. Also in 2010, the Company obtained commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans. We believe our working capital will increase and liquidity will be improved. We believe the Company has sufficient cash to sustain operation for the next 12 months.

Operating Activities

Net cash provided by operating activities during the years ended December 31, 2009 and 2008 was $2,380,199 and $23,933,016, respectively, a decrease of $21,552,817 or 90.1%.  This decrease in cash flow from operating activities was mainly due to the decrease in revenue from $84,206,001 during the year ended December 31, 2008 to $50,178,721 during the year ended December 31, 2009 which caused the decrease in net income of $12,112,382 to a net loss of $6,958,955.

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

Financing Activities

Net cash provided by our financing activities was $12,583,783 for the year ended December 31, 2009 compared to cash used of $18,664,650 for 2008. The difference of $31,248,233 was primarily due to proceeds from a long-term loan of $14,490,000 and a long-term note payable of $3,000,000, which contributed to our financing of a vessel purchase, and a short-term loan of $1,170,070 to improve working capital, offset by repayments to long-term loans and related parties of $3,140,991 and $2,374,819, respectively.

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

Material Commitments/Tabular Disclosure of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term loans obligations	$19,488,443	$4,128,908	$5,150,642	$2,634,552	$7,574,341
Long-term notes payable obligations	5,867,573	3,326,132	1,071,436	1,470,005	-
Non-cancelable leases obligations	100,314	89,443	10,871	-	-

Off-Balance Sheet Arrangements

None.

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9AT.	Controls and Procedures

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

Summary Compensation Table

Name And Principal Function (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non- Equity Incentive Plan Compen- sation (US$) (g)	Non- qualified Deferred Compen- sation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)

Xue Ying, Chief Executive Officer and Secretary	2009 2008	150,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 150,000

Li Honglin, President	2009 2008	150,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 150,000

Jing Yan, Chief Financial Officer	2009 2008	120,000 120,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	120,000 120,000

Xie Xiaoyan, Chief Operating Officer	2009 2008	80,000 80,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	80,000 80,000

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
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.22	Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.23	Memorandum of Agreement, dated June 3, 2009, by and between Mario Shipping Corporation and Winland Shipping Co. Ltd.	Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.24	Addendum No. 1 to Memorandum of Agreement dated June 4, 2009 (Bao Shun)	Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.25	Addendum No. 2 to Memorandum of Agreement dated July 14, 2009 (Bao Shun)	Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.26	Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.27	Amendment to Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.28	First Preferred Panamanian Ship Mortgage	Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.29	Deed of Guarantee	Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 28, 2008

21	List of Subsidiaries	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
Date: July 8, 2010

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

Signatures	Title	Date

Chief Executive Officer,
/s/ Xue Ying	Principal Executive Officer,
Name: Xue Ying	Secretary and Director	July 8, 2010

/s/ Li Honglin	Chairman of the Board and
Name: Li Hongling	President	July 8, 2010

Chief Financial Officer and
/s/ Jing Yan	Principal Financial and
Name: Jing Yan	Accounting Officer	July 8, 2010

/s/ Xie Xiaoyan
Name: Xie Xiaoyan	Director	July 8, 2010

/s/ Xiao Liwu
Name: Xiao Liwu	Director	July 8, 2010

/s/ Xie Kewei
Name: Xie Kewei	Director	July 8, 2010

/s/ Si Zhaoqing
Name: Si Zhaoqing	Director	July 8, 2010

/s/ Michelle Sun
Name: Michelle Sun	Director	July 8, 2010

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Inter-company balances and transactions have been eliminated in consolidation.

(c)  Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	December 31, 2009	December 31, 2008

Daewoo International Corporation	6.98%	-	0.43%	-
Biz& Shipping Co., Ltd. Seoul, Korea	2.76%	-	-	-
Winning Shipping (HK) Co., Ltd.	2.32%	-	-	-
Dynaroy Corporation SDN BHD	1.67%	-	-	-
Cargill Ocean Transportation (Singapore) Pte. Ltd.	1.46%	0.98%	-	-
Universe Co. Ltd. Taibei	-	3.91%	-	-
Cargill Ocean Transportation (Singapore) Pte. Ltd.	-	2.65%	-	-
China Int’l Fund Limited	-	1.89%	-	-
Liven Agrichem Pte. Ltd.	-	1.06%	-	-

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)  Concentrations (Continued)

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	December 31, 2009	December 31, 2008

Singapore Petroleum Company (Hong Kong) Limited	22.18%	22.60%	4.55%	-
A/S Dan Bunkering Ltd.	18.42%	-	7.31%	-
Raffles Bunkering Pte Ltd.	17.87%	11.28%	-	2.08%
Seabridge Bunkering Pte Ltd.	12.04%	23.63%	0.39%	-
United Bunkering & Trading (HK) Ltd.	9.97%	-	-	-
Trans-Tec Services Inc.	-	8.69%	-	6.57%
Chimbusco Pan Nation Petro-Chemical Co., Ltd.	-	8.30%	-	1.49%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.    VESSELS (CONTINUED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

6.    DEFERRED DRY DOCK FEES (CONTINUED)

The roll-forward of the beginning and ending balance of deferred dry dock fees consist of the following:

	December 31, 2009	December 31, 2008
Balance at January 1, 2009	$11,034,686	$9,937,910
Addition of deferrals	2,284,803	4,630,015
Less: Amortization expense	(4,007,842)	(3,533,239)
Deferred dry dock fees, net	$9,311,647	$11,034,686

The Company’s vessels are required to be drydocked approximately every 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Cost deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. Amortization expense for drydocking for the years ended December 31, 2009 and 2008 was $4,007,842 and $3,533,239, respectively. All other costs incurred during drydocking are expensed as incurred.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

10.    LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
		December 31, 2009	December 31, 2008
Notes payable to unrelated party:
Win Grand Shipping Limited, net of discount of $13,345 at December 31, 2008, paid off on September 17, 2009		$-	$273,469
Sea Carrier Shipping Co., Ltd., net of discount of $2,100,182 at December 31, 2009, expire at September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a)	2,905,834	-
Subtotal		2,905,834	273,469

Notes payable to related companies:
Dalian Winland Shipping Co. , Ltd. due July 19, 2010, at an interest rate of 5% per annum	b)	1,148,131	1,145,283
Dalian Winland Group Co., Ltd. due July 19, 2010, at an interest rate of 5% per annum	c)	1,813,608	1,809,110
Subtotal		2,961,739	2,954,393

Total long-term notes payable		5,867,573	3,227,862

Less: Current portion		3,326,132	273,469

Long-term portion		$2,541,441	$2,954,393

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

13.    DISCONTINUED OPERATION (CONTINUED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The insured underwriter settled the accident in 2006. Since then, the Company had not known any further claim related to such accident until January 2009 when the Company received the Korean court order which showed the claim was made on October 6, 2008. The Company settled the claim in September 2009 after adjudication was made on September 18, 2009, and the Company recognized the expense immediately.

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