Form 10-Q
period 2010-06-30
Winland Online Shipping Holdings Corp
filed 2010-08-10
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐     No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 26, 2010: 130,000,000 shares of common stock.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)	F-7

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,511,484	$3,530,724
Accounts receivable	3,792,758	1,881,584
Inventories	2,285,664	1,839,146
Prepayments	1,880,545	688,117
Other receivables and other assets	412,162	683,010
Deferred tax assets	-	1,538
Due from related parties	2,471,163	1,113,643
Total current assets	15,353,776	9,737,762

Vessels, net	41,095,832	42,597,403
Vessels under construction	20,498,163	-
Fixed assets, net	168,750	151,041
Deferred dry dock fees, net	8,838,098	9,311,647
Other intangible assets	3,656	3,657
Deferred tax assets	33	-
Total long-term assets	70,604,532	52,063,748

TOTAL ASSETS	$85,958,308	$61,801,510

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$7,833,784	$6,893,862
Short-term bank loan	1,170,070	1,170,070
Current portion of long-term loans	4,626,448	4,128,908
Current portion of long-term notes payable, net of discount of $644,593 and $693,012 at June 30, 2010 and December 31, 2009, respectively	1,542,812	3,326,132
Advances from customers	2,548,043	793,334
Payroll payable	839,765	903,964
Due to related parties	302,971	20,907
Payable to contractor	1,850,000	-
Taxes payable	5,802	51,250
Deferred revenue	157,307	159,688
Deferred tax liabilities	3,285	-
Other current liabilities and accrued liabilities	2,155,711	2,375,613
Total current liabilities	23,035,998	19,823,728

LONG-TERM LIABILITIES
Long-term loans	15,597,521	15,359,535
Long-term notes payable, net of discount of $1,097,708 and $1,407,170 at June 30, 2010 and December 31, 2009, respectively	18,608,284	2,541,441
Deferred tax liabilities	-	1,150
Total long-term liabilities	34,205,805	17,902,126

TOTAL LIABILITIES	57,241,803	37,725,854

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 per share; 200,000,000 shares authorized, 130,000,000 shares issued and outstanding	130,000	130,000
Additional paid-in capital	3,322,966	3,322,966
Accumulated other comprehensive income	735,844	716,805
Retained earnings	24,527,695	19,905,885
Total Shareholders’ Equity	28,716,505	24,075,656

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,958,308	$61,801,510

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
 INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$21,295,692	$11,936,089	$35,984,254	$24,870,034

COSTS AND EXPENSES
Vessel operating costs	14,406,777	9,843,113	24,027,661	21,543,075
Service costs	966,800	714,473	1,541,422	1,982,960
Depreciation and amortization	1,710,222	1,794,742	3,417,318	3,800,278
General and administrative expenses	809,774	634,857	1,489,608	1,345,055
Selling expenses	81,120	72,048	181,334	164,158
TOTAL COSTS AND EXPENSES	17,974,693	13,059,233	30,657,343	28,835,526

INCOME (LOSS) FROM OPERATIONS	3,320,999	(1,123,144)	5,326,911	(3,965,492)

OTHER (EXPENSES) INCOME

Interest expense, net	(336,148)	(43,478)	(679,136)	(91,726)
Other income (expense), net	1,748	92,433	(8,942)	(92,509)

INCOME (LOSS) BEFORE INCOME TAXES	2,986,599	(1,074,189)	4,638,833	(4,149,727)

INCOME TAX EXPENSE	(9,069)	(5,234)	(17,023)	(6,553)

NET INCOME (LOSS)	2,977,530	(1,079,423)	4,621,810	(4,156,280)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain (loss)	17,943	492	19,039	(45,497)

COMPREHENSIVE INCOME (LOSS)	$2,995,473	$(1,078,931)	$4,640,849	$(4,201,777)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	130,000,000	130,000,000	130,000,000	130,000,000

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.02	$(0.01)	$0.04	$(0.03)

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,621,810	$(4,156,280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,549,214	1,670,419
Amortization of deferred dry dock fees	1,868,104	2,129,859
Amortization of long-term note payable discount	357,881	7,876
Deferred taxes	3,640	5,582
Loss on disposal of fixed assets	(5,520)	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	(1,911,174)	(297,286)
Inventories	(446,518)	665,314
Prepayments	(1,192,428)	(35,443)
Other receivables and other assets	270,995	(760,170)
Deferred dry dock fees	(1,394,555)	(1,661,917)

Increase (Decrease) In:
Accounts payable	939,922	768,848
Advances from customers	1,754,709	236,903
Payroll payable	(64,199)	-
Taxes payable	(45,448)	(9,707)
Deferred revenue	(2,382)	23,022
Other current liabilities and accrued liabilities	(219,902)	140,317
Net cash provided by (used in) operating activities	6,084,149	(1,272,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(59,832)	(513)
Advances for vessels under construction	(18,648,163)	-
Deposit for vessel	-	(2,070,000)
Net cash used in investing activities	(18,707,995)	(2,070,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/repayments of long-term loans	735,526	(1,405,836)
Proceeds from/repayments of long-term notes payable	13,925,643	(191,209)
Repayments to related parties	(1,075,602)	(1,916,029)
Advances from related parties	-	1,118,318
Net cash provided by (used in) financing activities	13,585,567	(2,394,756)

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	961,721	(5,737,932)
Effect of exchange rate changes on cash	19,039	(45,762)
Cash and cash equivalents at beginning of period	3,530,724	8,233,588

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,511,484	$2,449,894

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$293,768	$91,726
Income taxes paid	$35,526	$7,420

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

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

The exchange transaction was accounted for as a reverse acquisition. The acquisition was accounted for as the recapitalization of SkyAce. Accordingly, the condensed consolidated and combined statements of income include the results of operations of SkyAce from January 1, 2008, and the results of operations of WLOL from the acquisition date through June 30, 2010.

WLOL and subsidiaries (the “Company”) is mainly engaged in a comprehensive range of online and off-line international shipping services such as dry bulk shipping, chartering, shipping agency, and international logistics.

2.    LIQUIDITY

The Company had a working capital deficit of $7,682,222 as of June 30, 2010. As of June 30, 2010, the Company has attained several preliminary shipping contracts for the two new vessels which are expected to be delivered in December 2010 and March 2011, respectively (See Note 5). To improve liquidity, the Company obtained an extension of the due date of two notes payable to related parties amounting to $2,961,739 to July 19, 2012. See Note 11. Also, the Company obtained commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (b)  Principles of Consolidation

The condensed consolidated financial statements include the accounts of WLOL and its subsidiaries and variable interest entities (“VIEs”) (the “Company”) as follows:

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

The following is a summary of the VIEs of the Company:

aa)	Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

bb)	Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

cc)	Dalian Shipping Online Network Co. Ltd. (“DSON” or “Shipping Online”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

Inter-company balances and transactions have been eliminated in consolidation.

(c)  Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Six Months Ended June 30, 2010	For The Six Months Ended June 30, 2009	June 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Universe Co. Ltd. Taibei	-	9.80%	-	-
Marubeni Tetsugen Co., Ltd	-	10.29%	-	-

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Six Months Ended June 30, 2010	For The Six Months Ended June 30, 2009	June 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Dan-Bunkering Ltd.	27.24%	3.44%	0.93%	7.31%
Raffles Bunkering Pte Ltd.	13.63%	16.00%	0.38%	-
World Fuel Services	12.36%	-	3.59%	-
Singapore Petroleum Company (Hong Kong) Limited	-	10.32%	-	4.55%

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

(f) Vessels Under Construction

Vessels under construction are stated at cost. They are not depreciated until the vessels are completed and ready for use. Interest and finance costs relating to vessels, barges and other equipment under construction are capitalized to properly reflect the cost of assets acquired. The capitalized interest as part of vessels under construction was $109,856 for the six months ended June 30, 2010.

(g) Revenue Recognition

Revenue is recognized based on the following four criteria:

(I)	The amount of revenue can be measured reliably;

(II)	It is probable that the economic benefits will flow to the Company;

(III)	The stage of completion at the balance sheet date can be measured reliably;

(IV)	The costs incurred, or to be incurred can be measured reliably.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Revenue Recognition (Continued)

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

 (h) Income Tax

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. See Note 13.

 (i) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the three and six months ended June 30, 2010 and 2009.

(j) Foreign Currency Translation

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

	June 30, 2010	December 31, 2009	June 30, 2009
Period end RMB: US$ exchange rate	6.8086	6.8372	-
Average period RMB: US$ exchange rate	6.8229	-	6.8495

(k) Comprehensive Income (Loss)

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

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Reporting Segments

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

Dry Bulk Shipping Service - Dry bulk shipping service operates a fleet of thirteen vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 62% and 49% of combined operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for unrelated shipping companies and shippers. The segment contributed 32% and 47% of consolidated operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Other activities - Other activities segment comprises shipping agency and freight forwarding services, and online services. Shipping agency and freight forwarding service provides transportation and logistic services to shippers in the PRC. Online services provide internet services for members. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under ASC 280-10 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Other activities segment contributed 6% and 4% of consolidated operating revenues for the six months ended June 30, 2010 and 2009, respectively. Also see Note 14.

(m) Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Recent Accounting Pronouncements (Continued)

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167) Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

4.    VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of June 30, 2010 and December 31, 2009. Among the thirteen vessels, two of them denoted (a) were acquired by syndicated loans and are still under pledge, also see Note 10; nine vessels denoted (b) were acquired through capital leases; a vessel denoted (c) was acquired through long-term notes payable from related parties, also see Note 11; and one remaining vessel denoted (d) was acquired through a long-term loan and a long-term note payable, also see Notes 10 and 11.

The vessels of the Company consist of the following:

		June 30, 2010	December 31, 2009
		(Unaudited)
At cost:
Win Hope	(b)	$2,679,285	$2,679,285
Win Ever	(b)	1,737,966	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,697	2,503,697
Win Grace	(b)	3,677,861	3,677,861
Win Moony	(b)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(c)	2,974,180	2,961,739
Baoshun	(d)	20,881,125	20,881,125
		$74,501,582	$74,489,141

		June 30, 2010	December 31, 2009
		(Unaudited)
Less: Accumulated depreciation
Win Hope	(b)	$2,130,031	$2,009,463
Win Ever	(b)	1,564,169	1,564,169
Win Bright	(b)	1,565,332	1,565,332
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	2,253,328	2,119,201
Win Grace	(b)	3,310,075	3,310,075
Win Moony	(b)	3,313,961	3,313,961
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	5,290,510	4,743,216
Win Honey	(a)	1,649,531	1,522,969
Bodar	(b)	4,486,897	4,486,897
Andong	(c)	879,133	797,056
Baoshun	(d)	755,076	251,692
		$33,405,750	$31,891,738
Vessels, net		$41,095,832	$42,597,403

Vessel depreciation expense for the six months ended June 30, 2010 and 2009 was $1,510,499 and $1,622,934 respectively.

The Company pledged the following vessels as collateral against long-term loans. Also see Note 10.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

4.    VESSELS (CONTINUED)

	June 30, 2010	December 31, 2009
	(Unaudited)
Net Book Value
Winland Dalian	$12,952,629	$13,499,923
Win Honey	2,850,469	2,977,031
Baoshun	20,126,049	20,629,433
Total	$35,929,147	$37,106,387

There are four kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

Insurance	Coverage	Insurance Premium For The Six Months Ended June 30,
		2010	2009
		(Unaudited)	(Unaudited)

Hull insurance	$70,180,000	$534,042	$560,100
Protection & indemnity insurance	98,400,000	546,078	503,576
Freight demurrage and defense insurance	65,900,000	53,162	49,925
Delay insurance	500,000	47,494	40,055
Others			6,573
Total		$1,180,776	$1,160,229

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009. The premium expenses were $1,180,776 and $1,160,229 for the six months ended June 30, 2010 and 2009, respectively. The prepayment for insurance was $0 and $26,950 as of June 30, 2010 and December 31, 2009, respectively.

5.    VESSELS UNDER CONSTRUCTION

The Company entered an agreement on May 20, 2010 to transfer two Novation Agreements dated August 15, 2009 with reference made to two Ship Building Contracts previously executed on December 6, 2006 between a third party and the ship builder for the construction of vessels HT073 and HT074. The contract amount of $29,950,000 for each vessel included the ship building contract price of $28,500,000 due to the ship yard and a contract transfer fee of $1,450,000 due to Rich Forth Investment Limited (“Rich”), a related party which is controlled by the relative of the Chairman of the Company. The contract transfer fees reimbursed Rich for costs incurred in connection with building the ships, including a finder’s fee and interest that Rich paid to third parties for amounts borrowed to pay the finder’s fee. The amounts shown in the accompanying condensed consolidated balance sheets include milestone installments related to the ship building contract term, contract transfer fees, other direct costs incurred during the construction periods, and capitalized interest, all of which are capitalized to properly reflect the cost of assets acquired and not depreciated until the vessels are completed and ready for use. Vessels under construction as of June 30, 2010 consist of the following (also see Notes 10, 11 and 12):

Vessel Name	Expected Delivery Date	Contract Amount	Construction Costs	Other Direct Costs	Finder’s Fees	Capitalized Interest	Total
HT073	December 15, 2010	$29,950,000	$8,550,000	$388,307	$1,425,000	$84,430	$10,447,737
HT074	March 15, 2011	$29,950,000	$8,550,000	$-	$1,425,000	$75,426	$10,050,426
Total		$59,900,000	$17,100,000	$388,307	$2,850,000	159,856	$20,498,163

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

6.	FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
At cost:
Motor vehicles	$286,591	$244,612
Office equipment	204,581	204,031
Leasehold improvement	182,434	181,671
	673,606	630,314

Less: Accumulated depreciation
Motor vehicles	164,528	159,458
Office equipment	175,926	174,298
Leasehold improvement	164,402	145,517
	504,856	479,273
Fixed assets, net	$168,750	$151,041

Depreciation expense for the six months ended June 30, 2010 and 2009 was $38,715 and $47,485, respectively.

7.    DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Cost	$19,331,801	$17,608,753
Less: Accumulated amortization	10,493,703	8,297,106
Deferred dry dock fees, net	$8,838,098	$9,311,647

Amortization expense for the next five years and thereafter is as follows:

Period Ended June 30,	Amount
2011	$3,078,512
2012	2,818,730
2013	1,763,265
2014	968,145
2015	209,446
Total	$8,838,098

The roll-forward of the beginning and ending balance of deferred dry dock fees consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Beginning balance	$9,311,647	$11,034,686
Addition of deferrals	1,394,555	2,284,803
Less: Amortization expense	(1,868,104)	(4,007,842)
Deferred dry dock fees, net	$8,838,098	$9,311,647

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

7.    DEFERRED DRY DOCK FEES (CONTINUED)

The Company’s vessels are required to be drydocked approximately every 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Cost deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard, cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise, and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. Amortization expense for drydocking for the six months ended June 30, 2010 and 2009 was $1,868,104 and $2,129,859, respectively. All other costs incurred during drydocking are expensed as incurred.

8.    DUE TO/FROM RELATED PARTIES

Due to/from related parties consist of the following:

(I) Due From Related Parties		June 30, 2010	December 31, 2009
		(Unaudited)

Winland Container Lines Ltd.	a)	$2,415,793	$1,097,384
Dalian Winland Group Co., Ltd	b)	53,500	16,113
Winland Shipping Japan Co., Ltd	c)	1,870	-
Due from employees	d)	-	146
Total due from related parties		$2,471,163	$1,113,643

(II) Due To Related Parties		June 30, 2010	December 31, 2009
		(Unaudited)

Dalian Winland Shipping Co., Ltd	e)	28,824	-
Dalian Master Well Ship Management Co., Ltd	f)	134,888	7,200
Winland Shipping Japan Co., Ltd	c)	-	13,707
Rich Forth Investment Limited	g)	139,259	-
Total due to related parties		$302,971	$20,907

a)
Winland Container Lines Ltd. is controlled by the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the six months ended June 30, 2010 and 2009, the Company recognized charter income for the vessel Winland Dalian of $153,507 and $0, respectively; the Company recognized service revenues of $962,039 and $634,397, respectively. For the six months ended June 30, 2010 and 2009, the Company paid $14,282,873 and $3,391,922 of expenses to related ports, and received $14,084,577 and $2,110,290 of payments from related ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balances at June 30, 2010 and December 31, 2009 are interest-free, unsecured and they were subsequently settled.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

8.	DUE TO/FROM RELATED PARTIES (CONTINUED)

b)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $5,270,054 and $15,284,499 of expenses on behalf of DWIG for the six months ended June 30, 2010 and 2009, respectively.  The Company collected $5,187,211 and $16,300,352 on behalf of DWIG for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the Company recognized interest expense for long-term notes payable of $45,531 and $45,290, respectively. Also see Note 11. The outstanding balances at June 30, 2010 and December 31, 2009 are interest-free, unsecured and have no fixed repayment term. They were subsequently settled.

c)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized agency service fees of $30,743 and $87,060 for the six months ended June 30, 2010 and 2009, respectively. The Company paid $74,463 and $209,843 on behalf of Winland Shipping Japan Co., Ltd, for the six months ended June 30, 2010 and 2009, respectively. The Company collected $28,261 and $152,863 on behalf of Winland Shipping Japan Co., Ltd, for the six months ended June 30, 2010 and 2009, respectively. The outstanding balances at June 30, 2010 and December 31, 2009 are interest-free, unsecured and have no fixed repayment term.

d)
Due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from employees primarily represent advances to sales personnel for business and travel related expenses.

e)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. It operated one and two vessels for the Company for the six months ended June 30, 2010 and 2009, respectively. The vessel management fees were $9,000 and $18,000 for the six months ended June 30, 2010 and 2009, respectively. The Company also recognized service revenue of $0 and $66,780 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, on behalf of DWSC, the Company paid $9,000 and $108,000, and received $0 and $93,910, respectively. The Company recognized interest expense for long-term notes payable of $28,824 and $28,671 for six months ended June 30, 2010 and 2009, respectively. See Note 11. The outstanding balance at June 30, 2010 is interest-free, unsecured and has no fixed repayment term.

f)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fees for the six months ended June 30, 2010 and 2009 were $117,000 and $129,600, respectively. The Company paid $0 and $132,697 on behalf of Dalian Master Well Ship Management Co., Ltd, for the six months ended June 30, 2010 and 2009, respectively. The Company collected $10,688 and $64,390 on behalf of Dalian Master Well Ship Management Co., Ltd, for the six months ended June 30, 2010 and 2009, respectively. The outstanding balances at June 30, 2010 and December 31, 2009 are interest-free, unsecured, and have no fixed repayment term.

g)
Rich Forth Investment Limited is controlled by the relative of the Chairman of the Company. It operates as a vessel management company for the Company. The vessel management fee was $25,200 and $0 for the six months ended June 30, 2010 and 2009, respectively. The Company paid $5,792 and $0, and collected $86,995 and $0 for the six months ended June 30, 2010 and 2009, respectively. The Company recognized interest expense for long-term notes payable of $32,856 and $0 for six months ended June 30, 2010 and 2009, respectively. See Note 11. The outstanding balance at June 30, 2010 is interest-free, unsecured and has no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

9.    SHORT-TERM BANK LOAN

The Company obtained a short-term bank loan from Shanghai Pudong Development Bank for $1,170,070 on July 10, 2009. The loan principal was due on July 6, 2010. The interest payment was due quarterly at an annual interest rate of 5.31%. Interest expense was $31,479 for the six months ended June 30, 2010. The loan was guaranteed by the Chairman and CEO of the Company and paid on the due date.

10.   LONG-TERM LOANS

Long-term loans consist of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at June 30, 2010 is 2.17%, secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$2,463,624	$3,519,456

Due on July 21, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at June 30, 2010 is 2.17%, secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	1,458,302	1,808,306

Due on October 23, 2016 with interest at the 1-month LIBOR plus 2.30% per annum, and the actual rate at June 30, 2010 is 2.46%, monthly payment principal and interest is fixed at $109,773, initial payment on October 24, 2009, secured by the vessel Baoshun (also see Note 4).	13,502,043	14,160,681

Loan facility of $37,000,000 from China Merchants Bank Co., Ltd. :
Drawdown from the loan facilities due on September 21, 2012, with interest rate at the 3-month LIBOR plus 1.5% per annum, and the actual rate at June 30, 2010 is 1.92%. The principal payment is fixed at $466,667 quarterly for 6 quarters, started from June 21, 2011. The interest is accrued from June 29, 2010 and paid quarterly started from September 21, 2010 till the principal payoff. The loan is secured by the vessel HT074, and guaranteed by the Chairman and the CEO of the Company (also see Notes 5 and 16).	2,800,000	-

Total long-term loans	20,223,969	19,488,443

Less: Current portion	4,626,448	4,128,908

Long-term portion	$15,597,521	$15,359,535

Interest expense for the six months ended June 30, 2010 and 2009 was $215,578 and $83,850, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

10.    LONG-TERM LOANS (CONTINUED)

The repayment schedule for the principal amount of long-term loans is as follows:

Period Ended June 30,	Amount
2011	$4,626,448
2012	4,417,530
2013	1,629,776
2014	1,317,276
2015	1,317,276
Thereafter	6,915,663
Total	$20,223,969

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

11.    LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
		June 30, 2010	December 31, 2009
		(Unaudited)
Notes payable to unrelated party:
Sea Carrier Shipping Co., Ltd., net of discount of $1,742,301 and $2,100,182 at June 30, 2010 and December 31, 2009, respectively, due September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a)	$2,739,357	$2,905,834

Sea Carrier Shipping Co., Ltd., Due December 31, 2015, at an interest rate of 1% on unpaid principal balance per month, fixed monthly repayment for principal started at January 1, 2011, interest payment started at June 1, 2010.	b)	3,850,000	-

Sea Carrier Shipping Co., Ltd., Due March 31, 2016, at an interest rate of 1% on unpaid principal balance per month, fixed monthly repayment for principal started at April 1, 2011, interest payment started at June 1, 2010.	c)	3,850,000	-

Subtotal		10,439,357	2,905,834

Notes payable to related companies:
Dalian Winland Shipping Co., Ltd., due July 19, 2012, at an interest rate of 5% per annum	d)	1,148,131	1,148,131
Dalian Winland Group Co., Ltd., due July 19, 2012, at an interest rate of 5% per annum	e)	1,813,608	1,813,608
Rich Forth Investment Limited, due December 31, 2015, at an interest rate of 5.841% on unpaid principal balance per annum, fixed monthly repayment for principal started at January 1, 2011, interest payment started at June 1, 2010.	f)	4,300,000	-
Rich Forth Investment Limited, due March 31, 2016, at an interest rate of 5.841% on unpaid principal balance per annum, fixed monthly repayment for principal started at April 1, 2011, interest payment started at June 1, 2010.	g)	2,450,000	-

Subtotal		9,711,739	2,961,739

Total long-term notes payable		20,151,096	5,867,573

Less: Current portion		1,542,812	3,326,132

Long-term portion		$18,608,284	$2,541,441

The amortization of discount on note payable for the six months ended June 30, 2010 and 2009 was $357,881 and $7,876, respectively.

The long-term note denoted a) was used to purchase the vessel Baoshun (see Note 4). The long-term notes denoted b)  and f) were used to build the vessel HT073, c) and g) were used to build the vessel HT074 (see Note 5).

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

11.    LONG-TERM NOTES PAYABLE (CONTINUED)

The long-term notes obtained from DWSC and DWIG, two related parties, denoted d) and e) were both used to purchase the vessel Andong. Also see Notes 4 and 8.

Interest expense for the six months ended June 30, 2010 and 2009 was $184,054 and $73,911, respectively.

The repayment schedule for long-term notes payable is as follows:

Period Ended June 30,	Amount
2011	$1,542,812
2012	3,422,954
2013	6,532,587
2014	3,760,591
2015	4,892,152
Total	$20,151,096

12.    COMMITMENTS

The Company leases office space under operating leases. Lease expense was $111,665 and $77,206 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, future minimum payments required under non-cancelable leases are:

Period Ended June 30,	Amount
2011	$111,492
2012	13,541
Total	$125,033

The Company chartered a vessel on May 9, 2010 from a third party with a chartering period of 5 months at $28,500 per day. As of June 30, 2010, chartering costs incurred were $1,510,500. The future chartering commitment is $2,878,500 for 101 days.

The Company entered an agreement on May 20, 2010 to transfer two Novation Agreements dated August 15, 2009 with reference made to two Ship Building Contracts previously executed on December 6, 2006 for the construction of two vessels. As of June 30, 2010, the future payments required for the balance of the Ship Building Contracts are as follows:

Period Ended June 30,	HT073	HT074	Amount
2011	$17,100,000	$17,100,000	$34,200,000
2012	950,000	950,000	1,900,000
2013	950,000	950,000	1,900,000
2014	950,000	950,000	1,900,000
Total	$19,950,000	$19,950,000	$39,900,000

The Company will substantially pay for the balance of the Ship Building Contracts with the $37,000,000 loan facility. See Note 10.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

13.    INCOME TAX

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

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, Winland International Shipping Co., Limited, Fon Tai Shipping Co., Limited and Won Lee Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these companies is exempt from income tax under the local tax law; there is no income tax expense for the six months ended June 30, 2010 and 2009.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in St. Vincent and Grenadines. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These five companies obtained tax exemptions from the local governments, so they did not have any tax expense for the three months ended March 31, 2010 and 2009. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and are registered in HongKong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., and Bao Shun Shipping S.A. are incorporated and registered in Panama. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the six months ended June 30, 2010 and 2009.

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
Income tax expense for the six months ended June 30, 2010 and 2009 is summarized as follows:

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Current	$(13,383)	$(971)
Deferred	(3,640)	(5,582)
Income tax expense	$(17,023)	$(6,553)

The Company’s income tax expense differs from the “expected” tax expense for the six months ended June 30, 2010 and 2009 (computed by applying the Hong Kong CIT rate of 16.5% and PRC CIT rate of 25% to income before income taxes) as follows:

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

13.    INCOME TAX (CONTINUED)

(a)   Income Tax Expense (Continued)

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Computed “expected” (expense) benefit	$(748,024)	$726,212
Favorable tax rates	731,001	(732,765)
Income tax expense	$(17,023)	$(6,553)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Deferred tax assets (liabilities):
Current portion:
General and administrative expenses	$91	$-
Service revenue and commissions	(3,376)	2,434
Valuation allowance-short term	-	(732)
Other income	-	(164)
Subtotal	(3,285)	1,538

Non-current portion:
Depreciation expense	(43,908)	(31,454)
Accrued financial expense	(3,002)	-
Net operating loss	189,696	135,585
Valuation allowance	(142,753)	(105,281)
Subtotal	33	(1,150)

Net deferred tax (liabilities) assets	$(3,252)	$388

(b)   Tax Holiday Effect

For the six months ended June 30, 2010 and 2009, the Hong Kong corporate income tax rate was 16.5%. Certain subsidiaries of the Company which were registered in Hong Kong are entitled to tax exemptions as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the six months ended June 30, 2010 and 2009.

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2010 and 2009 are as follows:

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

13.    INCOME TAX (CONTINUED)

(b)   Tax Holiday Effect (Continued)

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Tax holiday (benefit) expense	$(731,001)	$732,765
Basic net income (loss) per share excluding tax holiday effect	$0.03	$(0.03)

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

The Company's segment information as of June 30, 2010 and December 31, 2009, and for the six months ended June 30, 2010 and 2009 are as follows:

Six Months Ended June 30, 2010 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$22,205,051	$11,600,708	$2,178,495	$-	$35,984,254
Intersegment sales	-	-	48,253	(48,253)	-
Net sales	22,205,051	11,600,708	2,226,748	(48,253)	35,984,254
Costs	14,121,869	9,954,045	1,541,422	(48,253)	25,569,083
Depreciation and amortization	3,379,873	-	37,445	-	3,417,318
Other operating expenses	1,345,154	171,890	745,976	113,023	2,376,043
Net income (loss)	$3,358,155	$1,474,773	$(98,095)	$(113,023)	$4,621,810

June 30, 2010 (Unaudited)
Identifiable assets	$72,200,932	$12,228,787	$9,756,222	$(8,227,633)	$85,958,308

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

14.    SEGMENT INFORMATION (CONTINUED)

Six Months Ended June 30, 2009 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$12,257,263	$11,767,802	$844,969	$-	$24,870,034
Intersegment sales	-	-	180,383	(180,383)	-
Net sales	12,257,263	11,767,802	1,025,352	(180,383)	24,870,034
Costs	13,150,492	10,188,932	366,994	(180,383)	23,526,035
Depreciation and amortization	3,691,692	-	108,586	-	3,800,278
Other operating expenses	761,454	127,028	726,703	84,816	1,700,001
Net (loss) income	$(5,346,375)	$1,451,842	$(176,931)	$(84,816)	$(4,156,280)

December 31, 2009
Identifiable assets	$44,537,934	$10,900,478	$9,340,286	$(2,977,188)	$61,801,510

Information for Company’s sales by geographical area for the six months ended June 30, 2010 and 2009 are as follows:

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Sales to unaffiliated customers:
Japan, Korea and Russia	$7,196,851	$12,435,017
PRC	21,590,552	8,704,512
Southern and Eastern Asia	5,397,638	3,233,104
Mediterranean and Red Sea	1,079,528	-
Other	719,685	497,401
Total	$35,984,254	$24,870,034

15.   CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of June 30, 2010, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

16.   SUBSEQUENT EVENT

In July 2010, the Company borrowed an additional $5,700,000 of the $37 million loan facility from China Merchants Bank Co., Ltd. to finance the construction of vessels HT073 and HT074. Also see Note 10.

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

The following is disclosure regarding WLOL, SkyAce and SkyAce’s two wholly-owned subsidiaries: (a) Plentimillion Group Limited (“PGL”), a British Virgin Islands holding company, the principal business activities of which are (through its wholly-owned subsidiaries) ocean transportation and chartering brokerage and (b) Best Summit Enterprise Limited (“BSL” and together with PGL, the “SkyAce Group”), a British Virgin Islands holding company which controls (as is more fully described below) (i) Dalian Winland International Shipping Agency Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”), the principal activities of which include shipping agency services, booking cargo space, storage of goods and customs declaration (“DWIS”), (ii) Dalian Winland International Logistics Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include freight forwarding services and logistics shipping agency services (“DWIL”) and (iii) Dalian Shipping Online Network Co. Ltd. (“Shipping Online”), a company organized under the laws of the PRC, the principal activities of which include online services for its members.

Prior Operations of Trip Tech

Trip Tech was incorporated in Texas on November 17, 2006 to enter the online travel industry and to establish a large scale, full service online travel company. Immediately prior to the Exchange, Trip Tech was a development stage internet-based travel company operating with a functional “branded” travel website. Since Trip Tech’s inception, Trip Tech established its corporate existence as a publicly held corporation, raised founder capital, and designed and installed a functional “branded” travel website. As of the date immediately prior to the Exchange, Trip Tech had not been able to raise additional funds through either debt or equity offerings. As a result of the foregoing, Trip Tech began to explore its options regarding the development of a new business plan and direction. On August 12, 2008, Trip Tech consummated the Exchange with SkyAce and the PCH.

Our common stock is currently traded on the OTCQB under the symbol “WLOL”. Immediately prior to the Exchange, Trip Tech was considered a “blank check” company with US$40,963 in assets and a net loss of US$34,965 for the fiscal year ending February 29, 2008.  On the date of the closing of the Exchange, the Company did not have any liabilities.

Current Operations of the Company (General Development of Business)

SkyAce

SkyAce is a holding company founded in the British Virgin Islands on September 22, 2006 with no significant operations. SkyAce was formed solely for the purpose of acquiring PGL and BSL from Mr. Li Honglin and Ms. Xue Ying, each of whom had owned fifty percent (50%) of both PGL and BSL and each of whom now own fifty percent (50%) of SkyAce. SkyAce has authorized capital of US$50,000 consisting of 50,000 ordinary shares authorized, two of which are currently issued and outstanding and held by Trip Tech as a result of the Exchange. Li Honglin, a Director and the President of Winland, serves as a Director of SkyAce. Xue Ying, a Director, the Chief Executive Officer and the Secretary of Winland, also serves as a Director of SkyAce.

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

PGL and each of its wholly-owned subsidiaries set forth above (collectively, the “PGL Group”) are engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the PGL Group are ocean transportation and chartering. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering businesses are managed by Kinki and Bestline. Lancrusier’s primary business is management and accounting.  Win Star, Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever, Win Glory, Win Grace, Win Hope, Bodar Shipping, Win Shipping and Bao Shun collectively own 12 of the Company’s vessels.  Bodar and Win Moony are in the process of winding down and have no operations.  Winland International's primary business is to develop and expand the global shipping market. Fon Tai and Won Lee each own one vessel which are currently under construction and are expected to be delivered and operational by December 15, 2010 and March 15, 2011, respectively.  DWIL also owns one vessel, as described below.

BSL

SkyAce’s wholly-owned subsidiary BSL was incorporated in the British Virgin Islands on November 30, 2006. BSL sole business is to act as a holding company for its wholly-owned subsidiary, Wallis Development Limited, a company organized under the laws of Hong Kong on December 9, 2006 (“Wallis”). The sole business of Wallis is to act as a holding company for its wholly-owned subsidiary, Beijing Huate Xingye Keji Co., Ltd., a company organized under the laws of the PRC on March 18, 2008 (“Beijing Huate”). Beijing Huate was formed with the purpose of producing IT software, developing new products and adopting advanced and applicable technology and scientific management methods to create economic benefits for its stockholders. It does this by controlling, through Exclusive Technical Consulting and Service Agreements and related transaction documents dated as of March 31, 2008 (collectively, the “Service Agreements”, each of which are referenced as Exhibits herein), DWIS, DWIL and Shipping Online.

In compliance with the PRC’s foreign investment restrictions on internet information services and other laws and regulations, the Company conducts all of its internet information and media services and advertising in China through DWIS, DWIL and Shipping Online, each a domestic variable interest entity (also referred to in this Quarterly Report collectively as the “VIEs”). In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51, and ASC 810-10 (formerly SFAS No. 167) “Amendments to FASB Interpretation No. 46(R)”, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Upon executing the Service Agreements, DWIS, DWIL and Shipping Online are all considered VIEs and the Company, through its ownership and control of SkyAce, BSL, Wallis and Beijing Huate, their primary beneficiary.

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

DWIS

DWIS was incorporated under the laws of the PRC on December 5, 2002 by three investors, namely, Dalian Winland Industry Group Co., Ltd. (“DWIG”), Dalian Winland Shipping Co., Ltd. (“DWSC”) and Dalian Weihang Freight Forwarding Co., Ltd. (“DWFF”). At establishment, the percentage of each party’s equity interest was 51%, 41.5% and 7.5%, respectively. DWIG was incorporated by Li Honglin and Xue Ying having a 60% and 40% interest, respectively. DWSC was incorporated by DWIG and Xue Ying having a 60% and 40% interest, respectively. DWFF was incorporated by Li Honglin and Xue Ying having a 66.7% and 33.3% interest, respectively. Thus, Li Honglin and Xue Ying had owned a 50.5425% and 49.4575% of DWIS indirectly at inception.  According to a share trust instrument agreement executed in February 2005, Li Honglin transferred 0.5425% of his interest in DWIS to Xue Ying. Thereafter, Li Honglin and Xue Ying own 50% each of DWIS as at December 31, 2009 and 2008. The principal activities of DWIS include shipping agency services, booking cargo space, storage of goods, and declaration of customs. On August 18, 2009, DWIS disposed of the Haoyue vessel to a related party, Dalian Winland Shipping Co., Ltd. The net cash proceeds were $1,272,685, after deducting tax expenses of $28,350 from the gross proceeds of $1,301,035.

DWIL

DWIL was incorporated under the laws of the PRC on July 28, 2003 by three investors, namely, DWIG, DWSC and Winland International. At establishment, the percentage of each party’s equity interest was 51%, 47.6% and 1.4%, respectively, and Li Honglin and Xue Ying owned 48.4436% and 51.5564% of DWIL indirectly at inception, respectively.  According to a share trust instrument agreement executed in February 2005, Xue Ying transferred 1.5564% of her interest in DWIL to Li Honglin. Thereafter, Li Honglin and Xue Ying each owned 50% of DWIL as of December 31, 2009 and 2008. The principal activities of DWIL are freight forwarding services logistics shipping agency services. DWIL owns one of the Company’s vessels.

Shipping Online

Shipping Online was incorporated under the laws of the PRC on February 20, 2003 by two investors, namely, Li Honglin and Xue Ying. At establishment, the percentage of each party’s equity interest was 80% and 20%, respectively. According to a share trust instrument executed in February 2005, Li Honglin transferred 30% of his interest of Shipping Online to Xue Ying. Thereafter, Li Honglin and Xue Ying each owned 50% of Shipping Online as at December 31, 2009 and 2008. On January 19, 2010, DWIL invested RMB500,000 in Shipping Online, increasing its capitalization from RMB500,000 to RMB1,000,000. Thereafter, DWIL, Li Honglin and Xue Ying owned 50%, 25% and 25% of the equity interests in Shipping Online as of March 31, 2010, respectively. The principal activities of Shipping Online are providing online services to its members.

Summary of Current Business of the Company

The Company is a comprehensive, modern international shipping company with its world headquarters based in the PRC. The Company is mainly engaged in a comprehensive range of international shipping and logistics services such as bulk cargo transportation, chartering, shipping agents, logistics, ship trading, spare parts supplies, crew recruitment and shipping porter operation, as well as relevant industry news and data analysis and advertising.

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

Our operating revenue in 2006 reached US$59.2 million, of which the net profit was nearly US$7.4 million.  As the global shipping market experienced a breakthrough in development, the Company achieved annual operating revenues of US$70.3 million in 2007, net income of US$21.4 million, enjoying approximately 200% growth as compared with 2006. The operating revenue of 2008 reached $84.2 million, net income of $19.1 million. The operating revenue of 2009 was $50.2 million.  The operating revenue and net income for the six months ended June 30, 2010 was $35,984,254 and $4,621,810, respectively, compared with operating revenue of $24,870,034, a net loss of $4,156,280 for the corresponding period of 2009, respectively.

The Company intends to steadily expand its capacity and enlarge the size of its ocean transport fleet by constructing new vessels and by acquiring additional vessels or businesses at lower prices in light of the current slump in the shipping market. The Company intends to continue to push forward with its comprehensive shipping and logistics services with Shipping Online in order to expand its market share.

On June 3, 2009, Winland Shipping and Bao Shun Shipping S.A. entered into a Memorandum of Agreement (“MOA”) with Mario Shipping Corporation (“MSC”) for the purchase by the Company from MSC of a 2003 built handysize vessel (20,212 gross tonnage, 10,948 net tonnage) known as “Bao Shun” for a price of US$20,700,000.  On June 4, 2009, the MOA was amended to nominate Bao Shun as the actual buyer that would remain fully responsible for performing under the MOA, and on July 14, 2009 the MOA was further amended to change the expected time of delivery to the period of July 14, 2009 to October 10, 2009 and to modify certain payment and interest terms.  On August 14, 2009, the Company paid ten percent (10%) of the purchase price for the vessel (approximately US$2,070,000) in cash.

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

On March 26, 2010, the Company obtained a term loan facility of $37 million from China Merchant Bank Co., Ltd. to finance the construction of two new vessels. As of June 30, 2010, we drew down $2,800,000 and as of the date of this filing, we drew down $8,500,000 from the loan facility and executed four new notes payable totaling $14,450,000 in the aggregate for purposes of building such vessels in June 2010.

On May 20, 2010, Fon Tai entered into a novation agreement, which was subsequently amended on May 21, 2010, whereby Fon Tai assumed all of the rights and obligations of Rich Forth Investments Limited ("Rich"), a related party which is controlled by a relative of the Chairman of the Company, under a shipbuilding contract with JiangSu Hantong Ship Heavy Industry Co., Ltd. ("JiangSu") previously executed on December 6, 2006 for the construction of one 57,000dwt bulk carrier vessel. The contract amount of $29,950,000 included the ship building contract price of $28,500,000 due to JiangSu and a contract transfer fee of $1,450,000 due to Rich for reimbursement for costs incurred in connnection with the construction. JiangSu agreed to deliver the new vessel on or before December 15, 2010.

Also, on May 20, 2010, Won Lee entered into a novation agreement, which was subsequently amended on May 21, 2010, whereby Won Lee assumed all of the rights and obligations of Rich under a shipbuilding contract with JiangSu for the construction of one 57,000dwt bulk carrier vessel. The contract amount of $29,950,000 included the ship building contract price of $28,500,000 due to JiangSu and a contract transfer fee of $1,450,000 due to Rich for reimbursement for costs incurred in connnection with the construction. JiangSu agreed to deliver the new vessel to Won Lee on or before March 15, 2011.

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167) Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2010.

Results of Operations

Results of Operations for the Six Months Ended June 30, 2010 Compared With the Six Months Ended June 30, 2009 (in U.S. dollars, except otherwise as indicated)

	For The Six Months Ended June 30,
	2010		2009		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	$35,984,254	100.0%	$24,870,034	100.0%	$11,114,220	44.7%
Vessel operating expenses	24,027,661	66.8%	21,543,075	86.6%	2,484,586	11.5%
Service costs	1,541,422	4.3%	1,982,960	8.0%	(441,538)	(22.3)%
Depreciation and amortization	3,417,318	9.5%	3,800,278	15.3%	(382,960)	(10.1)%
General and administrative expense	1,489,608	4.1%	1,345,055	5.4%	144,553	10.7%
Selling expense	181,334	0.5%	164,158	0.7%	17,176	10.5%
Interest expense, net	(679,136)	(1.9)%	(91,726)	(0.4)%	(587,410)	640.4%
Other expense, net	(8,942)	0.0%	(92,509)	(0.4)%	83,567	90.3%
Income tax expense	(17,023)	0.0%	(6,553)	0.0%	(10,470)	159.8%
Net income (loss)	4,621,810	12.8%	(4,156,280)	(16.7)%	8,778,090	(211.2)%

Weighted average shares outstanding	130,000,000		130,000,000		-	0.0%
Net income (loss) per share	$0.04		$(0.03)		$0.07	(233.3)%

Revenues

Our revenues are derived from the operation of:

	Dry bulk shipping;
	Chartering brokerage; and
	Other activities which represent shipping agency services, freight forwarding services, and online services.

Of the total revenues, dry bulk shipping, chartering brokerage and other activities contributed 62%, 32% and 6% for the six months ended June 30, 2010, respectively, compared with 49%, 47%, and 4% for the comparable period in 2009, respectively.

For the six months ended June 30, 2010, total revenues increased by approximately $11.1 million, or 44.7%, to $36.0 million from $24.9 million for the six months ended June 30, 2009. This increase resulted from the strong performance of our dry bulk shipping segment which increased $9.9 million, or 81.2%, and increased revenue of $1.3 million, or 157.8%, from our other activities segment, slightly offset by a decline in our chartering brokerage business of $0.2 million, or 1.4%.

The increase in the dry bulk shipping segment was driven by the acquisition of a new vessel in September 25, 2009, and the utilization of a new chartering vessel in May 9, 2010.  The increase also reflected the improvement of the global shipping market from the financial crisis and economic recession in place since late 2008.  The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, increased approximately 31% for the six months ended June 30, 2010 as compared with the same period of 2009.

Among other activities, online services continued to grow significantly. We believe this growth reflected management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

 Vessel Operating Expenses

Vessel operating expenses included mainly fuel costs, port fees, chartering fees and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in the business of chartering brokerage. For the six months ended June 30, 2010, vessel operating expenses increased by $2.5 million, or 11.5%, to $24.0 million, compared with $21.5 million for the comparable period in 2009. This increase is principally attributable to the $1.5 million chartering fee of a vessel for the six months ended June 30, 2010 compared with no such transaction for the same period in 2009. The increase is also due to the business volume of 7% of our dry bulk shipping business, which resulted in the increase in fuel and related consumption, and the 48% increase in the Intermediate Fuel Oil rate.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding services. For the six months ended June 30, 2010, service costs decreased by $0.4 million, or 22.3%, to $1.5 million, compared with $2.0 million for the comparable period in 2009. This decrease was in line with the approximately 21% decrease in revenue derived from freight forwarding services for the comparable periods.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees decreased by approximately $0.4 million, or 10.1%, to $3.4 million for the six months ended June 30, 2010, compared with $3.8 million for the same period in 2009. The decrease is primarily attributable to the decreased amortization of deferred dry dock fees of $0.3 million for two vessels which were fully amortized in 2009. The deferred dry dock fees for these two vessels to be amortized commencing in 2010 decreased by 72% compared with the deferred dry dock fees which had amortized over the past five years and were totally amortized as of 2009.  The decrease is also due to the decreased depreciation of $0.1 million which resulted from the accumulated effect of the depreciation schedules of multiple vessels.

General and Administrative Expenses

General and administrative expenses, which included mainly wages, public relations and professional service fees increased by approximately $0.14 million, or 10.7%, to $1.49 million for the six months ended June 30, 2010 from $1.35 million for the same period in 2009. The increase is primarily attributable to the supplemental charge of $0.13 million on the operations of our vessels “Andong” and “Haoyue” for the previous years of 2007, 2008 and 2009 in compliance with the Chinese government regulations. The increase is also due to the hiring of 6 new personnel.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the six months ended June 30, 2010, selling expenses increased by $0.02 million, or 10.5%, to $0.18 million compared with $0.16 million for the corresponding period in 2009. The increase was in line with the increased revenue derived from our dry bulk shipping business.

Interest Expense, Net

Net interest expense increased significantly by approximately $0.59 million, or 640.4%, to $0.68 million for the six months ended June 30, 2010, compared with approximately $0.09 million for corresponding period in 2009. The increase is primarily attributable to a new long-term loan of $14,490,000 and a note payable of $3,000,000 initiated from the purchase of a new vessel in late 2009.

Other Expense, Net

Other expense decreased by approximately $0.08 million, or 90.3%, to $0.01 million for the six months ended June 30, 2010, compared with $0.09 million for the six months ended June 30, 2009. This decrease is the cumulative effect of the currency translation resulting from other activities and other immaterial factors.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the six months ended June 30, 2010, income tax expense increased by $0.010 million, or 159.8%, to $0.017 million, compared with $0.007 million for the same period in 2009. This increase is mainly attributable to the increased 117.2% in revenue generated from the other activities segment of our business during the six months ended June 30, 2010 as compared with the same period in 2009.

Net Income (Loss)

Net income increased by approximately $8.8 million, or 211.2%, to a net income of $4.6 million for the six months ended June 30, 2010 from a net loss of $(4.2) million for the same period in 2009. This increase is primarily attributable to the 44.7% increase in revenues, the 22.3% decrease in service cost and the 10.1% decrease in depreciation and amortization expenses, partially offset by the increase of 11.5% in vessel operating expenses and the cumulative effect of the other aforementioned factors.

As a percentage of revenue, net income was 12.8% compared with a net loss of (16.7)% for the six months ended June 30, 2010 and 2009, respectively. This change reflected the improvement in the global shipping market from the financial crisis and economic recession in place since late 2008.

Net Income (Loss) Per Share

For both basic and diluted shares, net income (loss) per share increased by $0.07, or 233.3%, to net income of $0.04 per share for the six months ended June 30, 2010 from a net loss of $(0.03) per share for the same period of 2009.  This increase is attributable to the increase in net income of $8.8 million for the six months ended June 30, 2010 as compared to the same period in 2009.

Results of Operations for the Three Months Ended June 30, 2010 Compared With the Three Months Ended June 30, 2009 (in U.S. dollars, except otherwise as indicated)

	For The Three Months Ended June 30,
	2010		2009		Increase (Decrease)
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	$21,295,692	100.0%	$11,936,089	100.0%	$9,359,603	78.4%
Vessel operating expenses	14,406,777	67.7%	9,843,113	82.5%	4,563,664	46.4%
Service costs	966,800	4.5%	714,473	6.0%	252,327	35.3%
Depreciation and amortization	1,710,222	8.0%	1,794,742	15.0%	(84,520)	(4.7)%
General and administrative expense	809,774	3.8%	634,857	5.3%	174,917	27.6%
Selling expense	81,120	0.4%	72,048	0.6%	9,072	12.6%
Interest expense, net	(336,148)	(1.6)%	(43,478)	(0.4)%	(292,670)	673.1%
Other Income, net	1,748	0.0%	92,433	0.8%	90,685	98.1%
Income tax expense	(9,069)	0.0%	(5,234)	0.0%	(3,835)	73.3%
Net income (loss)	2,977,530	14.0%	(1,079,423)	(9.0)%	4,056,953	(375.8)%

Weighted average shares outstanding	130,000,000		130,000,000		-	0.0%
Net income (loss) per share	$0.02		$(0.01)		$0.03	(300.0)%

Revenues

Our revenues are derived from the operation of:

	Dry bulk shipping;
	Chartering brokerage; and
	Other activities which represent shipping agency services, freight forwarding services, and online services.

For the three months ended June 30, 2010, total revenues increased by approximately $9.4 million, or 78.4%, to $21.3 million from $11.9 million for the three months ended June 30, 2009. The increase was driven by the revenue earned from the acquisition of a new vessel in September 25, 2009, and the utilization of a new chartering vessel in May 9, 2010.  This increase also reflected the improvement of the global shipping market from the financial crisis and economic recession in place since late 2008.  The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, increased by approximately 29% for the three months ended June 30, 2010 as compared with the same period of 2009.

Among other activities, online services continued to grow significantly. We believe this growth reflected the management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

 Vessel Operating Expenses

Vessel operating expenses included mainly fuel costs, port fees, chartering fees and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in the business of chartering brokerage. For the three months ended June 30, 2010, vessel operating expenses increased by $4.6 million, or 46.4%, to $14.4 million, compared with $9.8 million for the comparable period in 2009. This increase is principally attributable to the $1.5 million chartering fee of a vessel for the three months ended June 30, 2010 compared with no such transaction for the same period in 2009. The increase is also due to the increase in business volume of 8%, which resulted in the increase in fuel and related consumption, and the 33% increase in the Intermediate Fuel Oil rate.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding services. For the three months ended June 30, 2010, service costs increased by $0.3 million, or 35.3%, to $1.0 million, compared with $0.7 million for the comparable period in 2009. This increase reflected the approximately 31% increase in revenue derived from our freight forwarding services.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees decreased by approximately $0.08 million, or 4.7%, to $1.7 million for the three months ended June 30, 2010, compared with $1.8 million for the same period in 2009. This decrease is mainly attributable to the decreased amortization of deferred dry dock fees of $0.16 for two vessels which were fully amortized in 2009. The deferred dry dock fees for these two vessels to be amortized commencing in 2010 decreased by 72% compared with the deferred dry dock fees which had amortized over the past five years and were totally amortized as of 2009. The decrease is also due to the decreased depreciation of $0.08 million which resulted from the accumulated effect of the depreciation schedules of multiple vessels.

General and Administrative Expenses

General and administrative expenses, which included mainly wages and professional service fees, increased by approximately $0.17 million, or 27.6%, to $0.80 million, compared with $0.63 million for the three months ended June 30, 2010 and 2009, respectively. The increase is primarily attributable to the supplemental charge of $0.13 million on the operations of our vessels “Andong” and “Haoyue” for the previous years of 2007, 2008 and 2009 in compliance with the Chinese government regulations. The increase is also due to the hiring of 6 new personnel, offset by increased public relation expense of $0.03 million.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the three months ended June 30, 2010, selling expenses increased by $0.01 million, or 12.6%, to $0.08 million compared with $0.07 million for the corresponding period in 2009. The increase was in line with the increased revenue derived from our dry bulk shipping business.

Interest Expense, Net

Net interest expense increased significantly by approximately $0.29 million, or 673.1%, to $0.34 million for the three months ended June 30, 2010, compared with approximately $0.04 million for the corresponding period in 2009. This increase is primarily attributable to a new long-term loan of $14,490,000 and a note payable of $3,000,000 initiated from the new vessel purchased in late 2009.

Other Income, Net

Other income decreased by approximately $0.091 million, or 98.1%, to $0.002 million for the three months ended June 30, 2010, compared with $0.093 million for the three months ended June 30, 2009. This decrease is the cumulative effect of the currency translation resulting from other activities and other immaterial factors.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the three months ended June 30, 2010, income tax expense increased by $0.004 million, or 73.3%, to $0.009 million, compared with $0.005 million for the same period in 2009. This increase is mainly attributable to the increase of approximately 50% in revenue generated from the other activities segment of our business.

Net Income (Loss)

Net income increased by approximately $4.1 million, or 375.8%,  to a net income of $3.0 million for the three months ended June 30, 2010 from a net loss of $(1.1) million for the same period in 2009. This increase is primarily attributable to the 78.4% increase in revenues, offset by the cumulative effect of the other aforementioned factors.

As a percentage of revenue, net income was 14.0% compared with a net loss of (9.0)% for the three months ended June 30, 2010 and 2009, respectively. This change reflected the improvement in the global shipping market from the financial crisis and economic recession in place since late 2008.

Net Income (Loss) Per Share

For both basic and diluted shares, net income (loss) per share increased by $0.03 to net income of $0.02 per share for the three months ended June 30, 2010 from a net loss of $(0.01) per share for the same period of 2009.  This increase is attributable to the increase in net income of $4.1 million for the three months ended June 30, 2010.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of approximately $7.7 million at June 30, 2010 as compared to a working capital deficit of approximately $10.1 million at December 31, 2009. This improvement is principally attributable to the increase in net income of $8.8 million.

To face the challenges of a global financial crisis and a depressed shipping market since late 2008, we have taken effective initiatives to pursue profitability by pushing forward the implementation of our online portal, which has resulted in sales increases on the segment of online services. We have developed cost control strategies on cutting vessel management costs as well as general management costs. We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We have also negotiated (and continue to negotiate) with our vendors to extend our credit terms.

To increase our cash resources, on March 5, 2010 the Company obtained an extension of the due dates to July 19, 2012 of two notes payable to related parties amounting to $2,961,739. On March 26, 2010, the Company obtained a term loan facility of $37 million from China Merchant Bank Co., Ltd. to finance the construction of two new vessels. As of June 30, 2010, we drew down $2,800,000 and as of the date of this filing, we drew down $8,500,000 from the loan facility and executed four new notes payable totaling $14,450,000 in the aggregate for purposes of building such vessels.  Also in 2010, the Company obtained commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans. We believe our working capital will increase and liquidity will be improved. We also believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Activities

Net cash provided by operating activities was $6.1 million and cash used of $1.3 million for the six months ended June 30, 2010 and 2009, respectively. The significant change in cash flow from operating activities was mainly due to the increase in revenue of $11.1 million, which caused the net income of $4.6 million from the net loss of $4.2 million for the comparable periods.

Investing Activities

For the six months ended June 30, 2010, the Company used $18.7 million in investment activities, which mainly included $18.6 million used for the construction of two new vessels. For the six months ended June 30, 2009, the Company spent $2.1 million in investment activities, which included $2.1 million on deposit for a vessel purchase.

Financing Activities

Net cash provided by our financing activities was $13.6 million for the six months ended June 30, 2010. This amount is mainly attributable to the drawdown on our loan facility of $2.8 million and the four notes payable of total $14.45 million for the construction of two new vessels, offset by repayments to related parties of $1.1 million.

For the six months ended June 30, 2009, net cash used in financing activities was $2.4 million, mainly attributable to the repayment of long-term loans, long-term notes payable and related parties of $1.4 million, $0.2 million, and $1.9 million, respectively, offset by advances from related parties of $1.1 million.

Capital Expenditures

We expect to make major capital expenditures in connection with the construction of two new vessels and we will finance such capital expenditures through bank loans and notes payable. We expect we will incur capital expenditures on developing our shipping online portal and by marketing our shipping online services. We expect other major capital expenditures to include funding dry dockings of our fleet to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations during the remainder of 2010.

Capital Resources

We will finance capital expenditures on the construction of two new vessels through bank loans.  On March 26, 2010, the Company obtained a term loan facility in the amount of $37 million. As of June 30, 2010, there is $34,200,000 credit balance of this facility. We intend to finance other capital expenditures mainly from cash flows from our operations, and from notes payable and personal loans, if needed. We believe that cash flow from our operations will improve as business operations rebound and as the global economy gradually recovers. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements during the next 12 months.

Material Commitments/Tabular Disclosure of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term loans obligations	$20,223,969	$4,626,448	$6,047,306	$2,634,552	$6,915,663
Long-term notes payable obligations	20,151,096	1,542,812	9,955,541	8,652,743	-
Non-cancelable leases obligations	125,033	111,492	13,541	-	-
Vessel chartering obligations	2,878,500	2,878,500	-	-	-
Shipbuilding obligations	39,900,000	34,200,000	3,800,000	1,900,000	-

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities. As of June 30, 2010, the Company’s debt consisted of $20,223,969 in long-term loans at various margin above the LIBOR. For the six months ended June 30, 2010, actual interest rates on the outstanding debt ranged from 1.92% to 2.46%. The weighted average interest rate was 2.33%.

Foreign Currency and Exchange Rate Risk

The shipping industry’s functional currency is the U.S. dollar. The Company generates a majority of its revenues in U.S. dollars. The majority of the Company’s operating expenses are in U.S. dollars, and the majority of the Company’s investing and all of its financing activities are in U.S. dollars.  The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its operating, investing and financing activities. For the six months ended June 30, 2010, the exchange rate for Renminbi against the U.S. dollar was in the region of RMB6.7756 to RMB6.8436 against USD1.00.  The moving average translation rate was RMB6.8347 against USD1.00.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of June 30, 2010, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

ITEM 1A. RISK FACTORS

The financial condition, business, operations, and prospects of the Company involve a high degree of risk. You should carefully consider the risks and uncertainties described below, which constitute the material risks relating to the Company, and the other information in this report. If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed and the value of the Company’s stock could suffer. This means that investors and stockholders of the Company could lose all or a part of their investment.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

The Company has operating subsidiaries with operations conducted in the PRC. Accordingly, their businesses, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy.

Certain Political and Economic Considerations Relating to China Could Adversely Affect Our Company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The Chinese Government Exerts Substantial Influence Over The Manner In Which We Must Conduct Our Business Activities Which Could Adversely Affect Our Company.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and State ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in China.

The Chinese Legal System Has Inherent Uncertainties That Could Limit The Legal Protections Available To You.

Our contractual arrangements with our VIEs in China are governed by the laws of the PRC. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

Even If We Are In Compliance With Chinese Governmental Regulations Relating To Foreign Investment Prohibitions, The Chinese Government May Prevent Us From Advertising Or Distributing Content That It Believes Is Inappropriate And We May Be Liable For Such Content Or We May Have To Stop Profiting From Such Content.

China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any web site maintained outside China at its sole discretion. Even if we comply with Chinese governmental regulations relating to foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business could be significantly harmed.

            Because the definition and interpretation of prohibited content is in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future.

We are also subject to potential liability for content on http://www.sol.com.cn that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems. Furthermore, we are required to delete content that clearly violates the laws of China and report content that we suspect may violate Chinese law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our web sites.

Some Of Our Assets Are Located In China, Any Dividends Of Proceeds From Liquidation Is Subject To The Approval Of The Relevant Chinese Government Agencies.

Some of our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payments will be subject to the decision of our Board of Directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payments and liquidation.

Future Inflation In China May Inhibit Our Activity To Conduct Business In China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation, which have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm our business operations.

Currency Conversion And Exchange Rate Volatility Could Adversely Affect Our Financial Condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China (PBOC) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

The Value Of Our Securities Will Be Affected By The Foreign Exchange Rate Between U.S. Dollars And Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our China operations would be reduced.

You May Experience Difficulties In Effecting Service Of Legal Process, Enforcing Foreign Judgments Or Bringing Original Actions In China Based On United States Or Other Foreign Laws Against Us.

We conduct our operations in China and some of our assets are located in China. In addition, some of our Directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon such directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

Underdeveloped Telecommunications Infrastructure Has Limited, And May Continue To Limit, The Growth Of The Internet Market In China Which, In Turn, Could Limit Our Ability To Grow Our Business.

The telecommunications infrastructure in China is not well developed. Although private sector ISPs do exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by China Telecom and China Netcom under the administrative control and regulatory supervision of MII. The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China could be limited and our business could be harmed.

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

We had approximately $1,693,000 at June 30, 2010 in banks in China, which constitutes all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which became effective on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

RISKS RELATING TO OUR BUSINESS

Cyclical Patterns In The Global Shipping Industry Will Have a Substantial Impact On Our Overall Business Performance

The Internet-based shipping and logistics services integrated the shipping industry and the Internet industry. The Company's operating performance will also depend on the development of these two industries. Ocean transportation business is the core business of the Company. The cyclical changes of the ocean transportation industry and the cyclical changes of the global shipping industry will have a substantial impact on the business performance of the Company. With a sustained operating history and anti-risk experience for over 15 years, as well as integrated shipping and logistics services through the Internet, the Company will offset the risk to some extent, but the overall performance will inevitably be affected.

Stringent Regulations In China Could Force Us To Change Our Online Business Practices Which Could Have a Negative Impact On Our Business

The Internet industry is currently at the outbreak of the growth period in China, but the related industrial legislature is not sound, and some non-standard operations, dishonesty of e-commerce websites had a certain negative impact on the image of industry as a whole, resulting in strengthened supervision and administration on the Internet e-commerce industry by state departments. Shipping Online will face more stringent regulations which could change how we conduct our business and have a negative impact on our business.

If We Do Not Quickly Respond To E-Commerce Trends and Market Conditions And Increase Our Online Transaction Volume of Business We Could Lose Strategic Opportunities For The Rapid Promotion Of Our Services Which Could Adversely Affect Our Business

When the Company entered the shipping market in 1993, it experienced several ups and downs in the industry. Although we have accumulated rich anti-risk experience and are mature and stable in the ocean transportation for bulk cargo and associated traditional shipping services, e-commerce provided by is still a relatively new service model in the shipping industry. Although the Internet has already been proven in many other fields to greatly promote the development of traditional business, as a brand-new operation mode of the transactions, it may face some doubt from the enterprises at the initial stage, and may also experience setbacks, exploration and reiteration in the process of growth. Secondly, although there are higher access barriers to conduct business, as the necessary trend in the development of the shipping industry, fierce competition in the market is bound to affect the industry in the future. If the Company does not quickly increase its online transaction volume of business and localization of orders and services, it is possible we could see losses of strategic opportunity for the rapid promotion of services which could have an adverse effect our business.

Costs And Revenues In The Shipping Industry Are Volatile Which Could Adversely Affect Our Business.

The shipping industry historically has experienced volatility in freight rates, the cost of fuel oil, the cost and availability of crew, port charges and currency exchange rates, as well as in vessel charter rates and values, due to changes in the level and pattern of global economic activity and the highly competitive nature of the world shipping industry. Changes to marine regulatory regimes in the ports at which the Company’s vessels call also may increase the costs. The Company’s revenue is influenced by a number of factors that are difficult to predict with certainty, including global and regional economic conditions, developments in international trade, changes in seaborne, and other transportation patterns, weather patterns, port congestion, canal closures, political developments, and armed conflicts, acts of terrorism, embargoes, and strikes. Demand for the transportation services is influenced by the demand for the goods the Company ship, including steel products, metal concentrates and agricultural commodities, which in turn is affected by general economic conditions, commodity prices and competition. A decrease in demand for these products could adversely affect the results of operations.

High or Volatile Oil Prices Could Adversely Affect The Global Economy And Our Results Of Operations.

If oil prices remain high for an extended period of time, or experience prolonged volatility, the global economy could weaken significantly. Global recession or depression would significantly reduce the demand for ocean freight while the fuel costs would be increasing. A significant reduction in the demand for ocean freight would have a material and adverse impact on the Company’s results of operations and financial condition. In addition, the results of operations would be adversely affected if the Company were unable to pass increased fuel costs on to our customers.

Failure To Comply With International Safety Regulations May Subject The Company To Increased Liability Which May Adversely Affect Our Insurance Coverage Resulting In A Denial Of Access To, Or Detention In, Certain Ports Which Could Adversely Affect Our Business.

The operation of the vessels is affected by the requirements of the International Maritime Organization's International Safety Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires ship owners and bareboat chatterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The Company’s failure to comply with the ISM Code may subject us to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of, access to, or detention in certain ports, all of which could materially and adversely affect the Company’s results of operations and liquidity.

The Shipping Industry Has Inherent Operational Risks, And Such Risks May Not Be Adequately Covered By Insurance Exposing Us To Risk Of Loss Of Our Vessels Which Would Adversely Affect Our Business

The operation of any oceangoing vessel carries with it an inherent risk of marine disaster, environmental mishaps and collision or property losses. In the course of operating a vessel, marine disasters such as oil spills and other environmental mishaps, cargo loss or damage, business interruption due to political developments, labor disputes, strikes and adverse weather conditions could result in loss of revenues, liabilities or increased costs. The Company transports bulk cargoes such as fertilizer, salt and coal which, if not transported properly, could pose a risk to our vessels and to the environment. The Company cannot assure you that any insurance they maintain would be sufficient to cover the cost of damages or the loss of income resulting from a vessel being removed from operation or that any insurance claims would be paid or that insurance will be obtainable at reasonable rates in the future. Any significant loss or liability for which the Company are not insured, or for which the insurers fail to pay the Company, could have a material adverse effect on the Company’s financial condition. In addition, the loss of a vessel would adversely affect the Company’s cash flows and results of operations.

As The Company’s Fleet Of Vessels Ages, The Risks Associated With Older Vessels could Adversely Affect Our Business Operations.

In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel. As of December 31, 2009, the average age of the 13 vessels in the Company-controlled fleet was 21.92 years. The Company estimates that the economic useful life of most bulk carriers is approximately 25 years, however most of the vessels in the industry are used for more than 30 years or more, if the vessel can pass the annual survey. The length of a vessel’s useful life depends on market conditions, the type of cargo being carried and the level of maintenance. Some of the Company’s dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage the vessels and reduce their useful life, if the Company does not follow specified maintenance and cleaning routines. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment, to the vessels and may restrict the type of activities in which the vessels may engage. The Company cannot assure you that they will be able to operate the vessels profitably during the remainder of their projected useful lives or that they will be able to sell the vessels profitably when the Company no longer can utilize them in the fleet.

Our Vessels May Suffer Damage Whereby Such Vessels Would Need To Be Drydocked Unexpectedly Which Could Adversely Affect Our Cash Flows and Results of Operations.

If a vessel suffers damage, it may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while the vessel is being repaired and the repositioning of the Company’s vessels in response to the unexpected drydocking, as well as the actual costs of the repairs, would have a material adverse effect on our cash flows and results of operations. The Company may not have insurance that is sufficient to cover all of these costs or losses.

Risks Associated With The Purchase And Operation Of Secondhand Vessels Could Adversely Affect Our Future Operating Results

In addition to constructing new vessels, the Company’s current business strategy also partly involves growing through the purchase of secondhand vessels. Secondhand vessels generally car: y no warranties from the sellers or manufacturers. Although the Company inspects secondhand vessels prior to purchase, an inspection normally would not provide the Company with the same knowledge about their condition that the Company would have if they had been built for and operated exclusively by the Company. Secondhand vessels may have conditions or defects that the Company was not aware of when it bought the vessel and that may require the Company to undertake costly repairs. These repairs may require the Company to put a vessel into drydock, which would reduce the fleet utilization. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while the vessels were being repaired and repositioned, as well as the actual cost of those repairs, would decrease the income from operations. The Company may not have insurance that is sufficient to cover all of these costs or losses and may have to pay drydocking costs not covered by our insurance. The Company’s future operating results could be adversely affected if some of the secondhand vessels do not perform as we expect.

In Order To Comply With PRC Regulatory Requirements, We Operate Our Main Business Through A Company With Which We Have A Contractual Relationship (the VIEs) But In Which We Do Not Have Controlling Ownership. If The PRC Government Determines That Our Agreements With the VIEs Are Not In Compliance With Applicable Regulations, Our Business In The PRC Could Be Adversely Affected.

The Chinese government restricts foreign investment in Internet-related and advertising businesses, including Internet access, distribution of content over the Internet and advertising via the Internet. Accordingly, we operate our Internet-related businesses in China through Shipping Online, a VIE, which is owned by Li Honglin and Xue Ying. We control Shipping Online and operate its business through contractual arrangements and these individual owners, but we have no equity control over Shipping Online. Accordingly, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our web site, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.

We Rely on Contractual Arrangements With the VIEs For Our Operations, Which May Not Be As Effective In Providing Control Over This Entity As Direct Ownership.

Because PRC regulations restrict our ability to provide Internet content, MVAS (Mobile Value-Added Services) and advertising services directly in China, we are dependent on our VIEs in which we have little or no equity ownership interest and must rely on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs could fail to take actions required for our business or fail to maintain our China web sites despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of the VIEs would always act in the best interests of the VIEs, especially if they leave the VIEs.

Substantially all profits generated from our VIEs are paid to the subsidiaries of ours in China through related party transactions under contractual agreements. We believe that the terms of these contractual agreements are in compliance with the laws in China. The tax authorities in China have examined some of these contractual agreements in the past and have not raised any comment. However, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that in the future tax authorities in China may challenge the transfer prices that we have used for related party transactions among our entities in China. In the event the tax authorities challenge our VIE structure, we may be forced to restructure our business operation, which could have a material adverse effect on our business.

We Cannot Predict Whether We Will Meet Internal or External Expectations Of Future Performance.

We believe that our future success depends on our ability to significantly increase revenue from the provision of our services. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

•	offer new and innovative services;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations;

•	maintain our current, and develop new, strategic relationships;

•	increase awareness of our services and continue to build customer loyalty; and

•	attract and retain qualified management, consultants and employees.

We Cannot Assure You That Our Organic Growth Strategy Will Be Successful.

One of our growth strategies is to grow organically through increasing our services by increasing our market share and entering new markets globally. However, many obstacles to increasing our market share and entering such new markets exist, including, but not limited to, costs associated with increasing market share and entering into such markets and attendant marketing efforts. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

Our Business And Growth Could Suffer If We Are Unable To Hire And Retain Key Personnel That Are In High Demand.

We depend upon the continued contributions of our senior management and other key personnel, including external experts and advisers. The loss of the services of any of our executive officers or other key personnel could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man insurance on the lives of these individuals at present. As we plan to expand, we will have to attract managerial staff. We may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede any potential expansion. Our future success will also depend on our ability to attract and retain highly skilled and qualified technical, engineering, managerial, finance, marketing, security and customer service personnel in China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

We May Not Be Able To Manage Our Expanding Operations Effectively, Which Could Harm Our Business.

We anticipate expanding our business as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our strategic relationships necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

If We Need Additional Capital To Fund Our Growing Operations, We May Not Be Able To Obtain Sufficient Capital And May Be Forced To Limit The Scope Of Our Operations.

We may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the success of our competitors; (iii) the amount of our capital expenditures; and (iv) new investments. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

•	reduce our investments;

•	limit our expansion efforts; and

•	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Concerns About The Security Of Electronic Commerce Transactions And Confidentiality Of Information On The Internet May Reduce Use Of Our Network And Impede Growth.

A significant barrier to electronic commerce and communications over the Internet in general has been a public concern over security and privacy, especially the transmission of confidential information. If these concerns are not adequately addressed, they may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. If a well-publicized Internet breach of security were to occur, general Internet usage could decline, which could reduce traffic to our destination sites and impede our growth.

We May Not Be Able To Adequately Protect Our Intellectual Property, Which Could Cause Us To Be Less Competitive.

We rely on a combination of trademark, patent and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products and technology. Monitoring unauthorized use of our products is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our products and technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

We May Be Exposed To Infringement Claims By Third Parties, Which, If Successful, Could Cause Us To Pay Significant Damage Awards.

Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing products and technology or license the infringed or similar product or technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar product or technology, license fees could be substantial and may adversely affect our results of operations.

The Law Of The Internet Remains Largely Unsettled, Which Subjects Our Business To Legal Uncertainties That Could Harm Our Business.

Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could significantly disrupt our operations.

We May Be Subject To Claims Based On The Content We Provide Over Our Network and the Products And Services Sold On Our Network, Which, If Successful, Could Cause Us To Pay Significant Damage Awards.

As a publisher and distributor of content and a provider of services over the Internet, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute; the selection of listings that are accessible through our services and media properties, or through content and materials that may be posted by users on our website; losses incurred in reliance on any erroneous information published by us; unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service; and product liability, warranty and similar claims to be asserted against us by end users who purchase goods and services through http://www.sol.com.cn and any future e-commerce services we may offer.

We may incur significant costs in investigating and defending any potential claims, even if they do not result in liability. Although we carry general liability insurance, our insurance may not cover potential claims of this type and may not be adequate to indemnify us against all potential liabilities.

 Our Operations Could Be Disrupted By Unexpected Network Interruptions Caused By System Failures, Natural Disasters Or Unauthorized Tampering With Our Systems.

The continual accessibility of our website and the performance and reliability of our network infrastructure are critical to our reputation and our ability to attract and retain users, advertisers and merchants. Any system failure or performance inadequacy that causes interruptions in the availability of our services or increases the response time of our services could reduce our appeal to advertisers and consumers. Factors that could significantly disrupt our operations include: system failures and outages caused by fire, floods, earthquakes, power loss, telecommunications failures and similar events; software errors; computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and security breaches related to the storage and transmission of proprietary information, such as credit card numbers or other personal information.

We have limited backup systems and redundancy. In the past, we experienced an unauthorized tampering of the mail server of our China website which briefly disrupted our operations. Future disruptions or any of the foregoing factors could damage our reputation, require us to expend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. We do not carry sufficient business interruption insurance to compensate for losses that may occur as a result of any of these events. Accordingly, our revenues and results of operations may be adversely affected if any of the above disruptions should occur.

We May Be Classified As A Passive Foreign Investment Company, Which Could Result In Adverse U.S. Tax Consequences To U.S. Investors.

Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. We intend to operate our business so as to minimize the risk of PFIC treatment, however you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year. In the event we are determined to be a PFIC, our stock may become less attractive to U.S. investors, thus negatively impacting the price of our stock.

RISKS RELATING TO OUR COMMON STOCK

Our common stock Price Is Volatile And Could Decline In The Future.

The stock market in general and the market price for other companies based in the PRC have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in China have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	announcements of technological innovations by us or our competitors;

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates;

•	changes in environmental standards;

•	market conditions of securities traded on the OTCBB;

•	investor perceptions of us and the shipping industry generally; and

•	general economic and other national conditions.

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility For Our Shares Of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Our common stock Is Considered A “Penny Stock” And As A Result, Related Broker-Dealer Requirements Affect Its Trading And Liquidity.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act.  These include but are not limited to the following: (i) the common stock trades at a price less than $5.00 per share; (ii) the common stock is not traded on a “recognized” national exchange; (iii) the common stock is not quoted on the NASDAQ Stock Market, or (iv) the common stock is issued by a company with average revenues of less than $6.0 million for the past three (3) years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our common stock to investors, thus hampering its liquidity.

Section 15(g) and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with documentation disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the documents before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any of our shares.

Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

One Stockholder, Which is 50% Controlled By Our Chairman of the Board and President and 50% Controlled By Our Chief Executive Officer and Secretary, Exercises Significant Control Over Matters Requiring Stockholder Approval.

One stockholder has voting power equal to eighty-two and one quarter percent (82.25%) of our voting securities as of the date of this report. Moreover, the stockholder is 50% controlled by Li Honglin, our Chairman of the Board and President and 50% controlled by Xue Ying, our Chief Executive Officer and Secretary. As a result, the Stockholder and our Chairman of the Board, through such stock ownership, exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in the Stockholder may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than the Stockholder.

We May Incur Significant Costs To Ensure Compliance With U.S. Corporate Governance And Accounting Requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We May Be Required To Raise Additional Financing By Issuing New Securities With Terms Or Rights Superior To Those Of Our Shares Of common stock, Which Could Adversely Affect The Market Price Of Our Shares Of common stock.

We may require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.22		Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.23		Memorandum of Agreement, dated June 3, 2009, by and between Mario Shipping Corporation and Winland Shipping Co. Ltd.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.24		Addendum No. 1 to Memorandum of Agreement dated June 4, 2009 (Bao Shun)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.25		Addendum No. 2 to Memorandum of Agreement dated July 14, 2009 (Bao Shun)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.26		Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.27		Amendment to Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.28		First Preferred Panamanian Ship Mortgage	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

10.29		Deed of Guarantee	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2009

21	`	List of Subsidiaries	Incorporated by reference to Exhibit 21 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A as filed with the SEC on July 8, 2010

31.1		Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2		Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1		Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2010	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive Officer, Secretary and Director

Date: August 10, 2010	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial and Accounting Officer