Form 10-Q
period 2010-09-30
Winland Online Shipping Holdings Corp
filed 2010-11-10
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2010: 130,000,000 shares of common stock.

TABLE OF CONTENTS

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)	F-7

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,546,137	$3,530,724
Accounts receivable	3,852,070	1,881,584
Inventories	2,563,285	1,839,146
Prepayments	2,490,957	688,117
Other receivables and other assets	557,626	683,010
Deferred tax assets	-	1,538
Due from related parties	1,975,881	1,113,643
Total current assets	14,985,956	9,737,762

Vessels, net	40,441,486	42,597,403
Vessels under construction	27,091,047	-
Fixed assets, net	156,674	151,041
Deferred dry dock fees, net	7,896,895	9,311,647
Other intangible assets	3,656	3,657
Deferred tax assets	34	-
Total long-term assets	75,589,792	52,063,748

TOTAL ASSETS	$90,575,748	$61,801,510

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$9,070,866	$6,893,862
Short-term bank loan	-	1,170,070
Current portion of long-term loans	6,230,492	4,128,908
Current portion of long-term notes payable, net of discount of $618,022 and $693,012 at September 30, 2010 and December 31, 2009, respectively	2,291,883	3,326,132
Advances from customers	1,976,427	793,334
Payroll payable	903,363	903,964
Due to related parties	591,239	20,907
Taxes payable	11,795	51,250
Deferred revenue	159,063	159,688
Other current liabilities and accrued liabilities	2,566,771	2,375,613
Total current liabilities	23,801,899	19,823,728

LONG-TERM LIABILITIES
Long-term loans	18,661,240	15,359,535
Long-term notes payable, net of discount of $953,658 and $1,407,170 at September 30, 2010 and December 31, 2009, respectively	17,763,310	2,541,441
Deferred tax liabilities	-	1,150
Total long-term liabilities	36,424,550	17,902,126

TOTAL LIABILITIES	60,226,449	37,725,854

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 per share; 200,000,000 shares authorized, 130,000,000 shares issued and outstanding	130,000	130,000
Additional paid-in capital	3,322,966	3,322,966
Accumulated other comprehensive income	785,154	716,805
Retained earnings	26,111,179	19,905,885
Total Shareholders’ Equity	30,349,299	24,075,656

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,575,748	$61,801,510

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$19,266,425	$11,841,798	$55,266,164	$36,368,521

COSTS AND EXPENSES
Vessel operating costs	14,249,245	9,586,920	38,276,906	30,757,559
Service costs	810,878	505,173	2,363,173	2,488,842
Depreciation and amortization	1,538,447	1,770,878	4,955,766	5,513,270
General and administrative expenses	784,194	748,348	2,279,115	2,057,126
Selling expenses	81,219	88,907	262,553	253,064
TOTAL COSTS AND EXPENSES	17,463,983	12,700,226	48,137,513	41,069,861

OTHER EXPENSES

Interest expense, net	(336,148)	(43,478)	(998,546)	(131,978)
Other income (expense), net	125,577	(149,229)	100,720	(218,667)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,591,871	(1,051,135)	6,230,825	(5,051,985)

INCOME TAX EXPENSE	(8,387)	(16,049)	(25,531)	(49,060)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,583,484	(1,067,184)	6,205,294	(5,101,045)

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	-	5,195	-	5,195
Loss from discontinued operation	-	(108,004)	-	(230,747)

NET LOSS FROM DISCONTINUED OPERATION	-	(102,809)	-	(225,552)

NET INCOME (LOSS)	1,583,484	(1,169,993)	6,205,294	(5,326,597)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain (loss)	49,310	3,863	68,349	(41,635)

COMPREHENSIVE INCOME (LOSS)	$1,632,794	$(1,166,130)	$6,273,643	$(5,368,232)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	130,000,000	130,000,000	130,000,000	130,000,000

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.01	$(0.01)	$0.05	$(0.04)

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,205,294	$(5,326,597)
Net gain from discontinued operation	-	225,552
Income (loss) from continuing operations	6,205,294	(5,101,045)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,259,815	2,446,262
Amortization of deferred dry dock fees	2,695,951	3,067,008
Amortization of long-term note payable discount	528,502	13,345
Deferred taxes	354	12,754
Loss on disposal of fixed assets	7,647	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	(1,970,486)	(224,363)
Inventories	(724,139)	238,433
Prepayments	(1,802,840)	(110,677)
Other receivables and other assets	125,530	(665,107)
Deferred dry dock fees	(1,281,199)	(1,977,352)

Increase (Decrease) In:
Accounts payable	2,177,004	509,288
Advances from customers	1,183,093	280,750
Payroll payable	(601)	(295,714)
Taxes payable	(39,455)	(1,060)
Deferred revenue	(626)	34,323
Other current liabilities and accrued liabilities	191,158	222,386
Net cash provided by (used in) continuing operations	9,555,002	(1,550,769)

Net cash provided by discontinued operation	-	1,170,483

Net cash provided by (used in) operating activities	9,555,002	(380,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(71,064)	(3,744)
Advances for vessels under construction	(4,141,047)	-
Purchase of a vessel	-	(20,881,125)
Proceeds from disposition of discontinued operation, net	-	1,272,685
Net cash used in investing activities	(4,212,111)	(19,612,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to)/proceeds from short-term loans	(1,170,070)	1,170,001
(Repayments to)/proceeds from long-term loans	(3,096,711)	12,381,246
(Repayments to)/proceeds from long-term notes payable	(790,881)	2,720,359
Repayments to related parties	(292,052)	(2,120,849)
Net cash (used in) provided by financing activities	(5,349,714)	14,150,757

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,823)	(5,841,713)
Effect of exchange rate changes on cash	22,236	(41,635)
Cash and cash equivalents at beginning of period	3,530,724	8,233,588

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,546,137	$2,350,240

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$1,019,647	$242,902
Income taxes paid	$47,631	$36,597

SUPPLEMENTARY NON-CASH DISCLOSURES:

1.  During the nine months ended September 30, 2010, advance for vessels under construction of $22,950,000 was facilitated through proceeds from long-term loans of $8,500,000 and notes payable of $14,450,000.

See accompanying notes to condensed consolidated financial statements.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The exchange transaction was accounted for as a reverse acquisition. The acquisition was accounted for as the recapitalization of SkyAce. Accordingly, the condensed consolidated and combined statements of income include the results of operations of SkyAce from January 1, 2008, and the results of operations of WLOL from the acquisition date through September 30, 2010.

WLOL and subsidiaries (the “Company”) is mainly engaged in a comprehensive range of online and off-line international shipping services, including: dry bulk shipping service and chartering brokerage services, which serve internationally, freight forwarding services, shipping agency services, and online services, which serve mainly in the People’s Republic of China (“PRC”).

2.    LIQUIDITY

The Company had a working capital deficit of $8,815,943 as of September 30, 2010. As of September 30, 2010, the Company has attained several preliminary shipping contracts for the two new vessels which are expected to be delivered in December 2010 and March 2011, respectively (See Note 5). To improve liquidity, the Company obtained an extension of the due date of two notes payable to related parties amounting to $2,961,739 to July 19, 2012. See Note 10. Also, the Company obtained written commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Principles of Consolidation

The condensed consolidated financial statements include the accounts of WLOL and its subsidiaries and variable interest entities (“VIEs”) (the “Company”) as follows:

I. Subsidiaries and Holding Companies:

a)	SkyAce is wholly-owned subsidiary of WLOL and incorporated under the law of British Virgin islands (“BVI”).

b)	Plentimillion Group Limited (“PGL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

c)	Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

d)	Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of BSL.

e)	Beijing Huate Xingye Technology Limited (“Huate”) was registered in PRC on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

II. Subsidiaries of PGL - Businesses in transportation and chartering:

f)	Winland Shipping Co., Limited, is registered in Hong Kong.

g)	Win Star Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines (“S.V.G.”).

h)	Bodar Shipping Co., Limited, is incorporated and registered in S.V.G.

i)	Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong,

j)	Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

k)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

m)	Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

n)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering business of vessels.

o)	Bestline Shipping Limited is registered in Hong Kong, managing chartering business of vessels.

p)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

q)	Win Glory S.A. is incorporated in Panama, registered in Hong Kong.

r)	Win Grace Shipping Co., Limited is incorporated and registered in Malta.

s)	Win Hope Shipping Co., Limited is incorporated and registered in Malta.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The Company applied the provision of ASC 810, Consolidation of Variable Interest Entities, a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIEs’ residual returns. As a result, DWIS, DWIL and DSON became the Company’s VIEs since January 1, 2008.

Inter-company balances and transactions have been eliminated in consolidation.

(c)  Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Nine Months Ended September 30, 2010	For The Nine Months Ended September 30, 2009	September 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

G U Shipping Pte., Ltd.	15.67%	-	-	-

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Nine Months Ended September 30, 2010	For The Nine Months Ended September 30, 2009	September 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Dan-Bunkering Ltd.	21.57%	6.31%	-	7.31%
World Fuel Services	13.09%	9.86%	-	-
Raffles Bunkering Pte Ltd.	12.96%	-	-	-
United Bunkering & Trading (HK) Ltd.	10.34%	5.25%	1.70%	-

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Fair Value of Financial Instruments - ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

(f) Vessels Under Construction

Vessels under construction are stated at cost. They are not depreciated until the vessels are completed and ready for use. Interest and finance costs relating to vessels, barges and other equipment under construction are capitalized to properly reflect the cost of assets acquired. The capitalized interest as part of vessels under construction was $530,308 for the nine months ended September 30, 2010.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

(h) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the three and nine months ended September 30, 2010 and 2009.

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

	September 30, 2010	December 31, 2009	September 30, 2009
Period end RMB: US$ exchange rate	6.6981	6.8372	-
Average period RMB: US$ exchange rate	6.7676	-	6.8455

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Dry Bulk Shipping Service - Dry bulk shipping service operates a fleet of thirteen vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 64% and 47% of combined operating revenues for the nine months ended September 30, 2010 and 2009, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for unrelated shipping companies and shippers. The segment contributed 30% and 44% of consolidated operating revenues for the nine months ended September 30, 2010 and 2009, respectively.

Other activities - Other activities segment comprises shipping agency and freight forwarding services, and online services. Shipping agency and freight forwarding service provides transportation and logistic services to shippers in the PRC. Online services provide internet services for members. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under ASC 280-10, Disclosure about Segments of an Enterprise and Related Information. Other activities segment contributed 6% and 9% of consolidated operating revenues for the nine months ended September 30, 2010 and 2009, respectively. Also see Note 13.

(l) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810-10 Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the Company’s condensed consolidated financial statements as of September 30, 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of September 30, 2010.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

4.    VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of September 30, 2010 and December 31, 2009. Among the thirteen vessels, two of them denoted (a) were acquired by syndicated loans and are still under pledge, also see Note 9; nine vessels denoted (b) were acquired through capital leases; a vessel denoted (c) was acquired through long-term notes payable from related parties, also see Note 10; and one remaining vessel denoted (d) was acquired through a long-term loan and a long-term note payable. Also see Notes 9 and 10.

The vessels of the Company consist of the following:

		September 30, 2010	December 31, 2009
		(Unaudited)
At cost:
Win Hope	(b)	$2,679,286	$2,679,285
Win Ever	(b)	1,737,965	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,697	2,503,697
Win Grace	(b)	3,677,861	3,677,861
Win Moony	(b)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(c)	3,023,259	2,961,739
Baoshun	(d)	20,881,125	20,881,125
		$74,550,661	$74,489,141

		September 30, 2010	December 31, 2009
		(Unaudited)
Less: Accumulated depreciation
Win Hope	(b)	$2,190,312	$2,009,463
Win Ever	(b)	1,564,169	1,564,169
Win Bright	(b)	1,565,332	1,565,332
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	2,253,328	2,119,201
Win Grace	(b)	3,310,075	3,310,075
Win Moony	(b)	3,313,961	3,313,961
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	5,564,158	4,743,216
Win Honey	(a)	1,712,813	1,522,969
Bodar	(b)	4,486,897	4,486,897
Andong	(c)	933,654	797,056
Baoshun	(d)	1,006,769	251,692
		$34,109,175	$31,891,738
Vessels, net		$40,441,486	$42,597,403

Vessel depreciation expense for the nine months ended September 30, 2010 and 2009 was $2,199,647 and $2,378,661 respectively.

The Company pledged the following vessels as collateral against long-term loans. Also see Note 9.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

4.    VESSELS (CONTINUED)

	September 30, 2010	December 31, 2009
	(Unaudited)
Net Book Value
Winland Dalian	$12,678,982	$13,499,923
Win Honey	2,787,188	2,977,031
Baoshun	19,874,356	20,629,433
Total	$35,340,526	$37,106,387

There are four kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

Insurance	Coverage	Insurance Premium For The Nine Months Ended September 30,
		2010	2009
		(Unaudited)	(Unaudited)

Hull insurance	$66,520,000	$800,046	$748,243
Protection & indemnity insurance	94,740,000	823,339	747,926
Freight demurrage and defense insurance	62,240,000	81,361	70,354
Delay insurance	500,000	43,100	46,019
Others		34,382	6,308
Total		$1,782,228	$1,618,850

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009. The premium expenses were $1,782,228 and $1,618,850 for the nine months ended September 30, 2010 and 2009, respectively. The prepayment for insurance was $0 and $26,950 as of September 30, 2010 and December 31, 2009, respectively.

5.    VESSELS UNDER CONSTRUCTION

The Company entered an agreement on May 20, 2010 to transfer two Novation Agreements dated August 15, 2009 with reference made to two ship building contracts previously executed on December 6, 2006 between a third party and the ship builder for the construction of vessels HT073 and HT074. The contract amount of $29,950,000 for each vessel included the ship building contract price of $28,500,000 due to the ship yard and a contract transfer fee of $1,450,000 due to Rich Forth Investment Limited (“Rich”), a related party which is controlled by the relative of the Chairman of the Company. The contract transfer fees reimbursed Rich for costs incurred in connection with building the ships, including a finder’s fee and interest that Rich paid to third parties for amounts borrowed to pay the finder’s fee. The amounts shown in the accompanying condensed consolidated balance sheets include milestone installments related to the ship building contract term, contract transfer fees, other direct costs incurred during the construction periods, and capitalized interest, all of which are capitalized to properly reflect the cost of assets acquired and not depreciated until the vessels are completed and ready for use. Vessels under construction as of September 30, 2010 consist of the following (also see Notes 9, 10 and 11):

Vessel Name	Expected Delivery Date	Contract Amount	Construction Costs	Other Direct Costs	Finder’s Fees	Capitalized Interest	Total
HT073	December 15, 2010	$29,950,000	$14,250,000	$539,833	$1,425,000	$289,186	$16,504,019
HT074	March 15, 2011	$29,950,000	$8,550,000	$370,906	$1,425,000	$241,122	$10,587,028
Total		$59,900,000	$22,800,000	$910,739	$2,850,000	$530,308	$27,091,047

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

6.	FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
At cost:
Motor vehicles	$291,321	$244,612
Office equipment	214,426	204,031
Leasehold improvement	185,444	181,671
	691,191	630,314

Less: Accumulated depreciation
Motor vehicles	176,979	159,458
Office equipment	181,136	174,298
Leasehold improvement	176,402	145,517
	534,517	479,273
Fixed assets, net	$156,674	$151,041

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $60,168 and $67,601, respectively.

7.    DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Cost	$14,878,493	$17,608,753
Less: Accumulated amortization	6,981,598	8,297,106
Deferred dry dock fees, net	$7,896,895	$9,311,647

Amortization expense for the next five years and thereafter is as follows:

Period Ended September 30,	Amount
2011	$2,958,312
2012	2,540,101
2013	1,678,546
2014	595,966
2015	123,970
Total	$7,896,895

The roll-forward of the beginning and ending balance of deferred dry dock fees consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Beginning balance	$9,311,647	$11,034,686
Addition of deferrals	1,281,199	2,284,803
Less: Amortization expense	(2,695,951)	(4,007,842)
Deferred dry dock fees, net	$7,896,895	$9,311,647

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

7.    DEFERRED DRY DOCK FEES (CONTINUED)

The Company’s vessels are required to be drydocked approximately every 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Cost deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard, cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise, and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. Amortization expense for drydocking for the nine months ended September 30, 2010 and 2009 was $2,695,951 and $3,067,008, respectively. All other costs incurred during drydocking are expensed as incurred.

8.    DUE TO/FROM RELATED PARTIES

Due to/from related parties consist of the following:

(I) Due From Related Parties			September 30, 2010	December 31, 2009
			(Unaudited)

Winland Container Lines Ltd.	a	)	$1,895,958	$1,097,384
Dalian Winland Group Co., Ltd	b	)	79,923	16,113
Due from employees	c	)	-	146
Total due from related parties			$1,975,881	$1,113,643

(II) Due To Related Parties			September 30, 2010	December 31, 2009
			(Unaudited)

Dalian Winland Shipping Co., Ltd	d	)	43,949	-
Dalian Master Well Ship Management Co., Ltd	e	)	226,360	7,200
Winland Shipping Japan Co., Ltd	f	)	8,726	13,707
Rich Forth Investment Limited	g	)	312,205	-
Total due to related parties			$591,240	$20,907

a)
Winland Container Lines Ltd. is controlled by the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the nine months ended September 30, 2010 and 2009, the Company recognized charter income for the vessel Winland Dalian of $153,507 and $0, respectively; the Company recognized service revenues of $1,410,518 and $1,045,131, respectively. For the nine months ended September 30, 2010 and 2009, the Company paid $21,651,111 and $3,175,312 of expenses to ports, and received $22,439,143 and $425,797 of payments from ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balances at September 30, 2010 and December 31, 2009 are interest-free, unsecured and they have been subsequently settled.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

8.    DUE TO/FROM RELATED PARTIES (CONTINUED)

b)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $9,033,868 and $19,896,581 of expenses on behalf of DWIG for the nine months ended September 30, 2010 and 2009, respectively.  The Company collected $8,900,636 and $22,976,257 on behalf of DWIG for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the Company recognized interest expense for long-term notes payable of $68,709 and $69,924, respectively. Also see Note 10. The outstanding balances at September 30, 2010 and December 31, 2009 are interest-free, unsecured and have no fixed repayment term. They have been subsequently settled after September 30, 2010.

c)
Due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from employees primarily represent advances to sales personnel for business and travel related expenses.

d)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. It operated one and two vessels for the Company for the nine months ended September 30, 2010 and 2009, respectively. The vessel management fees were $13,500 and $25,500 for the nine months ended September 30, 2010 and 2009, respectively. The Company also recognized service revenue of $0 and $1,285,516 for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, on behalf of DWSC, the Company paid $13,500 and $104,703, and received $0 and $997,736, respectively. The Company recognized interest expense for long-term notes payable of $43,498 and $43,000 for nine months ended September 30, 2010 and 2009, respectively. See Note 10. The outstanding balance at September 30, 2010 is interest-free, unsecured and has no fixed repayment term.

e)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fees for the nine months ended September 30, 2010 and 2009 were $153,900 and $194,400, respectively. The Company paid $0 and $117,379 on behalf of Dalian Master Well Ship Management Co., Ltd, for the nine months ended September 30, 2010 and 2009, respectively. The Company collected $65,260 and $70,549 on behalf of Dalian Master Well Ship Management Co., Ltd, for the nine months ended September 30, 2010 and 2009, respectively. The outstanding balances at September 30, 2010 and December 31, 2009 are interest-free, unsecured, and have no fixed repayment term.

f)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized agency service fees of $44,599 and $353,695 for the nine months ended September 30, 2010 and 2009, respectively. The Company paid $81,792 and $370,483 on behalf of Winland Shipping Japan Co., Ltd, for the nine months ended September 30, 2010 and 2009, respectively. The Company collected $32,796 and $0 on behalf of Winland Shipping Japan Co., Ltd, for the nine months ended September 30, 2010 and 2009, respectively. The outstanding balances at September 30, 2010 and December 31, 2009 are interest-free, unsecured and have no fixed repayment term.

g)
Rich Forth Investment Limited is controlled by the relative of the Chairman of the Company. It operates as a vessel management company for the Company. The vessel management fee was $37,800 and $0 for the nine months ended September 30, 2010 and 2009, respectively. The Company paid $457,115 and $0, and collected $600,097 and $0 for the nine months ended September 30, 2010 and 2009, respectively. The Company recognized interest expense for long-term notes payable of $131,423 and $0 for nine months ended September 30, 2010 and 2009, respectively. See Note 10. The outstanding balance at September 30, 2010 is interest-free, unsecured and has no fixed repayment term.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

9.    LONG-TERM LOANS

Long-term loans consist of the following:
	September 30, 2010	December 31, 2009
	(Unaudited)
Loans from Dialease Maritime S.A.:
Due on August 1, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at September 30, 2010 is 2.29%, secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$1,935,708	$3,519,456

Due on July 21, 2012, monthly interest payment is 1-month LIBOR plus 1.75% per annum, and the actual rate at September 30, 2010 is 2.29%, secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	1,283,300	1,808,306

Due on September 24, 2016 with interest at the 1-month Japanese Yen LIBOR plus 2.30% per annum, and the actual rate at September 30, 2010 is 2.46%, secured by the vessel Baoshun (also see Note 4). Principal is repaid every month in 84 equal installments of $109,773 from October 24, 2009 with final payment of $5,269,068.	13,172,724	14,160,681

Loan facility of $37,000,000 from China Merchants Bank:
Drawdown from the loan facilities due on September 21, 2012, with interest rate at the 3-month LIBOR plus 1.5% per annum, and the actual rate at September 30, 2010 is 2.05%. The principal payment is fixed at $497,500 quarterly for 5 quarters, starting June 21, 2011, with final payment of $312,500 on September 21, 2012. The interest is accrued from June 29, 2010 and paid quarterly starting December 21, 2010 till the principal is paid. The loan is secured by the vessel HT074, and guaranteed by the Chairman and the CEO of the Company (also see Notes 5 and 15).	2,800,000	-

Drawdown from the loan facilities due on June 21, 2014, with interest rate at the 3-month LIBOR plus 1.5% per annum, and the actual rate at September 30, 2010 is 2.05%. The principal payment is fixed at $427,500 quarterly for 13 quarters, starting March 21, 2011, with final payment of $142,500 due June 21, 2014. The interest is accrued from July 9, 2010 and paid quarterly starting December 21, 2010 till the principal payoff. The loan is secured by the vessel HT073, and guaranteed by the Chairman and the CEO of the Company (also see Notes 5 and 15).	5,700,000	-

Total long-term loans	24,891,732	19,488,443

Less: Current portion	6,230,492	4,128,908

Long-term portion	$18,661,240	$15,359,535

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

9.    LONG-TERM LOANS (CONTINUED)

Interest expense for the nine months ended September 30, 2010 and 2009 was $325,057 and $118,633, respectively.

The interest on the loan facility which were used to build the vessel HT073 and HT074 was capitalized as part of vessels under construction. The capitalized interest for the nine months ended September 30, 2010 was $40,885.

The repayment schedule for the principal amount of long-term loans is as follows:

Period Ended September 30,	Amount
2011	$6,230,492
2012	5,415,568
2013	3,027,276
2014	2,314,776
2015	1,317,276
Thereafter	6,586,344
Total	$24,891,732

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

10.    LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
			September 30, 2010	December 31, 2009
			(Unaudited)
Notes payable to unrelated party:
Sea Carrier Shipping Co., Ltd., net of discount of $1,571,679 and $2,100,182 at September 30, 2010 and December 31, 2009, respectively, due September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a	)	$2,643,454	$2,905,834

Sea Carrier Shipping Co., Ltd., Due December 31, 2015, at an interest rate of 1% on unpaid principal balance per month, fixed monthly repayment for principal starting January 1, 2011, interest payment starting June 1, 2010.	b	)	3,850,000	-

Sea Carrier Shipping Co., Ltd., Due March 31, 2016, at an interest rate of 1% on unpaid principal balance per month, fixed monthly repayment for principal starting April 1, 2011, interest payment starting June 1, 2010.	c	)	3,850,000	-

Subtotal			10,343,454	2,905,834

Notes payable to related companies:
Dalian Winland Shipping Co., Ltd., due July 19, 2012, at an interest rate of 5% per annum	d	)	1,148,131	1,148,131
Dalian Winland Group Co., Ltd., due July 19, 2012, at an interest rate of 5% per annum	e	)	1,813,608	1,813,608
Rich Forth Investment Limited, due December 31, 2015, at an interest rate of 5.841% on unpaid principal balance per annum, fixed monthly repayment for principal starting January 1, 2011, interest payment starting June 1, 2010.	f	)	4,300,000	-
Rich Forth Investment Limited, due March 31, 2016, at an interest rate of 5.841% on unpaid principal balance per annum, fixed monthly repayment for principal starting April 1, 2011, interest payment starting June 1, 2010.	g	)	2,450,000	-

Subtotal			9,711,739	2,961,739

Total long-term notes payable			20,055,193	5,867,573

Less: Current portion			2,291,883	3,326,132

Long-term portion			$17,763,310	$2,541,441

The long-term note denoted a) was used to purchase the vessel Baoshun (see Note 4). The amortization of discount on this long-term note for the nine months ended September 30, 2010 and 2009 was $528,502 and $13,345, respectively.

The long-term notes obtained from DWSC and DWIG, two related parties, denoted d) and e) were both used to purchase the vessel Andong. Also see Notes 4 and 8. The interest expense on these long-term notes for the nine months ended September 30, 2010 and 2009 was $112,207 and $110,924, respectively.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

10.    LONG-TERM NOTES PAYABLE (CONTINUED)

The long-term notes denoted b) and f) were used to build the vessel HT073, c) and g) were used to build the vessel HT074 (see Note 5). The interest on these long-term notes was capitalized as part of vessels under construction. The capitalized interest for the nine months ended September 30, 2010 was $439,423.

The repayment schedule for long-term notes payable is as follows:

Period Ended September 30,	Amount
2011	$2,291,883
2012	6,418,997
2013	3,614,672
2014	3,802,141
2015	2,890,000
Thereafter	1,037,500
Total	$20,055,193

11.    COMMITMENTS

The Company leases office space under operating leases. Lease expense was $171,269 and $87,426 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, future minimum payments required under non-cancelable leases are:

Period Ended September 30,	Amount
2011	$79,157
2012	8,623
Total	$87,780

The Company chartered a vessel on May 9, 2010 from a third party with a chartering period of 5 months at $28,500 per day. As of September 30, 2010, chartering costs incurred were $4,132,500. The future chartering commitment is $285,000 for 10 days.

The Company entered an agreement on May 20, 2010 to transfer two Novation Agreements dated August 15, 2009 with reference made to two ship building contracts previously executed on December 6, 2006 for the construction of two vessels. As of September 30, 2010, the future payments required for the balance of the ship building contracts are as follows:

Period Ended September 30,	HT073	HT074	Amount
2011	$11,400,000	$17,100,000	$28,500,000
2012	950,000	950,000	1,900,000
2013	950,000	950,000	1,900,000
2014	950,000	950,000	1,900,000
Total	$14,250,000	$19,950,000	$34,200,000

The Company will substantially pay for the balance of the ship building contracts with the $37,000,000 loan facility. See Note 9.

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

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

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, Winland International Shipping Co., Limited, Fon Tai Shipping Co., Limited and Won Lee Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these companies is exempt from income tax under the local tax law; there is no income tax expense for the nine months ended September 30, 2010 and 2009.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in St. Vincent and Grenadines. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These five companies obtained tax exemptions from the local governments, so they did not have any tax expense for the nine months ended September 30, 2010 and 2009. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and are registered in HongKong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., and Bao Shun Shipping S.A. are incorporated and registered in Panama. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the nine months ended September 30, 2010 and 2009.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes, that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertainty tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Income tax expense for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Current	$(25,177)	$(36,306)
Deferred	(354)	(12,754)
Income tax expense	$(25,531)	$(49,060)

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended September 30, 2010 and 2009 (computed by applying the Hong Kong CIT rate of 16.5% and PRC CIT rate of 25% to income before income taxes) as follows:

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

12.    INCOME TAX (CONTINUED)

(a)	Income Tax Expense (Continued)

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Computed “expected” (expense) benefit	$(986,010)	$898,164
Favorable tax rates	960,479	(947,224)
Income tax expense	$(25,531)	$(49,060)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Deferred tax assets (liabilities):
Current portion:
Service revenue and commissions	$-	$2,434
Valuation allowance-short term	-	(732)
Other income	-	(164)
Subtotal	-	1,538

Non-current portion:
Depreciation expense	(51,565)	(31,454)
Accrued financial expense	(15,170)	-
Net operating loss	234,360	135,585
Valuation allowance	(167,591)	(105,281)
Subtotal	34	(1,150)

Net deferred tax assets	$34	$388

(b)	Tax Holiday Effect

For the nine months ended September 30, 2010 and 2009, the Hong Kong corporate income tax rate was 16.5%. Certain subsidiaries of the Company which were registered in Hong Kong are entitled to tax exemptions as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the nine months ended September 30, 2010 and 2009.

The combined effects of the income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2010 and 2009 are as follows:

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

12.    INCOME TAX (CONTINUED)

(b)	Tax Holiday Effect (Continued)

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Tax holiday benefit (expense)	$960,479	$(947,224)
Basic net income (loss) per share excluding tax holiday effect	$0.04	$(0.03)

13.    SEGMENT INFORMATION

The Company determined that there are three reportable segments: (1) Dry bulk shipping, (2) Chartering brokerage, and (3) Other activities segment. The other activities segment comprises shipping agency, freight forwarding services and online services. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under ASC 280-10, Disclosures about Segments of an Enterperise and Related Information.

The Company's segment information as of September 30, 2010 and December 31, 2009, and for the nine months ended September 30, 2010 and 2009 are as follows:

Nine Months Ended September 30, 2010 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$35,329,097	$16,627,099	$3,309,968	$-	$55,266,164
Intersegment sales	-	-	88,167	(88,167)	-
Net sales	35,329,097	16,627,099	3,398,135	(88,167)	55,266,164
Costs	24,258,325	14,106,747	2,363,174	(88,167)	40,640,079
Depreciation and amortization	4,897,582	-	58,184	-	4,955,766
Other operating expenses	1,928,685	268,885	1,093,771	173,684	3,465,025
Net income (loss)	$4,244,505	$2,251,467	$(116,994)	$(173,684)	$6,205,294

September 30, 2010 (Unaudited)
Identifiable assets	$74,926,635	$13,524,282	$9,321,997	$(7,197,166)	$90,575,748

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

13.    SEGMENT INFORMATION (CONTINUED)

Nine Months Ended September 30, 2009 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$17,023,160	$16,060,356	$3,285,005	$-	$36,368,521
Intersegment sales	-	-	103,173	(103,173)	-
Net sales	17,023,160	16,060,356	3,388,178	(103,173)	36,368,521
Costs	17,132,616	13,913,211	2,303,747	(103,173)	33,246,401
Depreciation and amortization	5,328,175	-	185,095	-	5,513,270
Other operating expenses	1,241,642	207,769	1,170,138	90,346	2,709,895
Gain from disposition of discontinued operation	-	-	5,195	-	5,195
(Loss) income from discontinued operation	(231,065)	-	318	-	(230,747)
Net (loss) income	$(6,910,338)	$1,939,376	$(265,289)	$(90,346)	$(5,326,597)

December 31, 2009
Identifiable assets	$44,537,934	$10,900,478	$9,340,286	$(2,977,188)	$61,801,510

The Company's segment information and for the three months ended September 30, 2010 and 2009 are as follows:

Three Months Ended September 30, 2010 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$13,124,045	$5,026,391	$1,115,989	$-	$19,266,425
Intersegment sales	-	-	39,915	(39,915)	-
Net sales	13,124,045	5,026,391	1,155,904	(39,915)	19,266,425
Costs	10,136,077	4,152,703	811,258	(39,915)	15,060,123
Depreciation and amortization	1,518,088	-	20,359	-	1,538,447
Other operating expenses	582,530	96,995	344,184	60,662	1,084,371
Net income (loss)	$887,350	$776,693	$(19,897)	$(60,662)	$1,583,484

WINLAND ONLINE SHIPPING HOLDINGS CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

13.    SEGMENT INFORMATION (CONTINUED)

Three Months Ended September 30, 2009 (Unaudited)	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$6,691,944	$4,292,554	$857,300	$-	$11,841,798
Intersegment sales	-	-	33,687	(33,687)	-
Net sales	6,691,944	4,292,554	890,987	(33,687)	11,841,798
Costs	5,960,658	3,724,279	440,843	(33,687)	10,092,093
Depreciation and amortization	1,706,548	-	64,330	-	1,770,878
Other operating expenses	480,189	80,742	479,550	5,530	1,046,011
Gain from disposition of discontinued operation	-	-	5,195	-	5,195
(Loss) income from discontinued operation	(108,512)	-	508	-	(108,004)
Net (loss) income	$(1,563,963)	$487,533	$(88,033)	$(5,530)	$(1,169,993)

Information for Company’s sales by geographical area for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales to unaffiliated customers:
Japan, Korea and Russia	$2,066,363	$8,289,258	$6,026,974	$20,380,965
PRC	6,405,818	1,184,180	17,574,624	9,888,692
Southern and Eastern Asia	8,818,356	2,368,360	25,936,879	5,601,464
Other	1,975,888	-	5,727,687	497,400
Total	$19,266,425	$11,841,798	$55,266,164	$36,368,521

14.   CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of September 30, 2010, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

15.   SUBSEQUENT EVENT

In October 2010, the Company borrowed an additional $11,400,000 of the $37 million loan facility from China Merchant Bank Co., Ltd. to finance the construction of vessel HT 073 and HT074, respectively. Also see Notes 5 and 9.  As of November 10, 2010, the Company has $17,100,000 available under the loan facility for vessels HT073 and HT074.

In November 4, 2010, the Company obtained a short-term bank loan from Bank of Dalian Co., Ltd. for $1.47 million. The loan principal is due on October 21, 2011. The interest payment is due monthly at an annual interest rate of 7.784%.

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

The following is disclosure regarding WLOL, SkyAce and SkyAce’s two wholly-owned subsidiaries: (a) Plentimillion Group Limited (“PGL”), a British Virgin Islands holding company, the principal business activities of which are (through its wholly-owned subsidiaries) dry bulk shipping services and chartering brokerage services and (b) Best Summit Enterprise Limited (“BSL” and together with PGL, the “SkyAce Group”), a British Virgin Islands holding company which controls (as is more fully described below) (i) Dalian Winland International Shipping Agency Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”), the principal activities of which include shipping agency services, booking cargo space, storage of goods and customs declaration (“DWIS”), (ii) Dalian Winland International Logistics Co. Ltd., a company organized under the laws of the PRC, the principal activities of which include freight forwarding services and logistics shipping agency services (“DWIL”) and (iii) Dalian Shipping Online Network Co. Ltd. (“Shipping Online”), a company organized under the laws of the PRC, the principal activities of which include online services for its members.

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

Our common stock is currently quoted on the OTCQB under the symbol “WLOL”. Immediately prior to the Exchange, Trip Tech was considered a “blank check” company with US$40,963 in assets and a net loss of US$34,965 for the fiscal year ending February 29, 2008.  On the date of the closing of the Exchange, the Company did not have any liabilities.

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

DWIS

DWIS was incorporated under the laws of the PRC on December 5, 2002 by three investors, namely, Dalian Winland Industry Group Co., Ltd. (“DWIG”), Dalian Winland Shipping Co., Ltd. (“DWSC”) and Dalian Weihang Freight Forwarding Co., Ltd. (“DWFF”). At establishment, the percentage of each party’s equity interest was 51%, 41.5% and 7.5%, respectively. DWIG was incorporated by Li Honglin and Xue Ying having a 60% and 40% interest, respectively. DWSC was incorporated by DWIG and Xue Ying having a 60% and 40% interest, respectively. DWFF was incorporated by Li Honglin and Xue Ying having a 66.7% and 33.3% interest, respectively. Thus, Li Honglin and Xue Ying had owned a 50.5425% and 49.4575% of DWIS indirectly at inception.  According to a share trust instrument agreement executed in February 2005, Li Honglin transferred 0.5425% of his interest in DWIS to Xue Ying. Thereafter, Li Honglin and Xue Ying own 50% each of DWIS as of September 30, 2010 and 2009. The principal activities of DWIS include shipping agency services, booking cargo space, storage of goods, and declaration of customs. On August 18, 2009, DWIS disposed of the Haoyue vessel to a related party, Dalian Winland Shipping Co., Ltd. The net cash proceeds were $1,272,685, after deducting tax expenses of $28,350 from the gross proceeds of $1,301,035.

DWIL

DWIL was incorporated under the laws of the PRC on July 28, 2003 by three investors, namely, DWIG, DWSC and Winland International. At establishment, the percentage of each party’s equity interest was 51%, 47.6% and 1.4%, respectively, and Li Honglin and Xue Ying owned 48.4436% and 51.5564% of DWIL indirectly at inception, respectively.  According to a share trust instrument agreement executed in February 2005, Xue Ying transferred 1.5564% of her interest in DWIL to Li Honglin. Thereafter, Li Honglin and Xue Ying each owned 50% of DWIL as of September 30, 2010 and 2009. The principal activities of DWIL are freight forwarding services and logistics shipping agency services. DWIL owns one of the Company’s vessels.

Shipping Online

Shipping Online was incorporated under the laws of the PRC on February 20, 2003 by two investors, namely, Li Honglin and Xue Ying. At establishment, the percentage of each party’s equity interest was 80% and 20%, respectively. According to a share trust instrument executed in February 2005, Li Honglin transferred 30% of his interest of Shipping Online to Xue Ying. Thereafter, Li Honglin and Xue Ying each owned 50% of Shipping Online as at December 31, 2009 and 2008. On January 19, 2010, DWIL invested RMB500,000 in Shipping Online, increasing its capitalization from RMB500,000 to RMB1,000,000. Thereafter, DWIL, Li Honglin and Xue Ying owned 50%, 25% and 25% of the equity interests in Shipping Online as of September 30, 2010. The principal activities of Shipping Online are providing online services to its members.

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

Our operating revenue in 2006 reached US$59.2 million, of which the net profit was nearly US$7.4 million.  As the global shipping market experienced a breakthrough in development, the Company achieved annual operating revenues of US$70.3 million in 2007, net income of US$21.4 million, enjoying approximately 200% growth as compared with 2006. The operating revenue of 2008 reached $84.2 million, net income of $19.1 million. The operating revenue of 2009 was $50.2 million. The operating revenue and net income for the nine months ended September 30, 2010 was $55,266,164 and $6,205,294, respectively, compared with operating revenue of $36,368,521, a net loss of $5,326,597 for the corresponding period of 2009, respectively.

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

On March 26, 2010, the Company obtained a term loan facility of $37 million from China Merchant Bank Co., Ltd. to finance the construction of two new vessels. As of September 30, 2010, we drew down $8,500,000 and as of the date of this filing, we drew down $19,900,000 from the loan facility and executed four new notes payable totaling $14,450,000 in the aggregate for purposes of building such vessels in June 2010.

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

Summary of Significant Accounting Policies and Estimates

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810-10 Amendments to FASB Interpretation No. 46(R), which require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that. The adoption of ASC 810-10 did not have a material effect on the Company’s condensed consolidated financial statements as of September 30, 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements as of September 30, 2010.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2010 Compared With the Nine Months Ended September 30, 2009 (in U.S. dollars, except otherwise as indicated)

	For The Nine Months Ended September 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	55,266,164	100.0%	36,368,521	100.0%	18,897,643	52.0%
Vessel operating expenses	38,276,906	69.3%	30,757,559	84.6%	7,519,347	24.4%
Service costs	2,363,173	4.3%	2,488,842	6.8%	(125,669)	(5.0)%
Depreciation and amortization	4,955,766	9.0%	5,513,270	15.2%	(557,504)	(10.1)%
General and administrative expenses	2,279,115	4.1%	2,057,126	5.7%	221,989	10.8%
Selling expenses	262,553	0.5%	253,064	0.7%	9,489	3.7%
Interest expense, net	(998,546)	(1.8)%	(131,978)	(0.4)%	(866,568)	656.6%
Other income (expense), net	100,720	0.2%	(218,667)	(0.6)%	319,387	(146.1)%
Income tax expense	(25,531)	0.0%	(49,060)	(0.1)%	(23,529)	(48.0)%
Net income (loss)	6,205,294	11.2%	(5,326,597)	(14.6)%	11,531,891	(216.5)%

Weighted average shares outstanding	130,000,000		130,000,000		-	0.0%
Net income (loss) per share	0.05		(0.04)		0.09	(225.0)%

Revenues

Our revenues are derived from the operation of:

•	Dry bulk shipping;
•	Chartering brokerage; and
•	Other activities which represent shipping agency services, freight forwarding services, and online services.

Of the total revenues, dry bulk shipping, chartering brokerage and other activities contributed 64%, 30% and 6% for the nine months ended September 30, 2010, respectively, compared with 47%, 44% and 9% for the comparable period in 2009, respectively.

For the nine months ended September 30, 2010, total revenues increased by approximately $18.9 million, or 52.0%, to $55.3 million from $36.4 million for the nine months ended September 30, 2009. This increase mainly resulted from the strong performance of our dry bulk shipping segment, which increased $18.3 million, or 107.5%, as well as from an increase in revenues of $0.6 million, or 3.5%, from our chartering brokerage business and $0.02 million, or 0.8%, from our other activities segment.

The increase in the dry bulk shipping segment was driven by the acquisition of a new vessel in September 25, 2009, and the utilization of a new chartering vessel in May 9, 2010.  The increase also reflected the improvement of the global shipping market from the financial crisis and economic recession in place since late 2008.  The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, increased approximately 17% for the nine months ended September 30, 2010 as compared with the same period of 2009.

Among other activities, online services continued to grow significantly. We believe this growth reflected management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

Vessel Operating Expenses

Vessel operating expenses included mainly fuel costs, port fees, chartering fees and crew wages, which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in the business of chartering brokerage. For the nine months ended September 30, 2010, vessel operating expenses increased by $7.5 million, or 24.4%, to $38.3 million, compared with $30.8 million for the comparable period in 2009. This increase is principally attributable to the $4.1 million chartering fee of a vessel for the nine months ended September 30, 2010 compared with no such transaction for the same period in 2009. The increase is also due to the increased business volume of 24% of our dry bulk shipping business, which resulted in the increase in fuel and related consumption, and the 32% increase in the Intermediate Fuel Oil rate.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding and online services. For the nine months ended September 30, 2010, service costs decreased by $0.1 million, or 5.0%, to $2.4 million, compared with $2.5 million for the comparable period in 2009. This decrease was in line with the approximately $0.2 million, or 7%, decreased revenue derived from freight forwarding services, offset by $0.1 million convention organizing cost incurred from online services.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees decreased by approximately $0.5 million, or 10.1%, to $5.0 million for the nine months ended September 30, 2010, compared with $5.5 million for the same period in 2009. This decrease is primarily attributable to the decreased amortization of deferred dry dock fees of $0.4 million for two vessels which were fully amortized in 2009. The deferred dry dock fees for these two vessels to be amortized commencing in 2010 decreased by $2.5 million, or 72%, compared with the deferred dry dock fees which had amortized over the past five years and were totally amortized as of 2009.  The decrease is also due to the decreased depreciation of $0.2 million which resulted from the accumulated effect of the depreciation schedules of multiple vessels.

General and Administrative Expenses

General and administrative expenses, which included mainly wages, public relations and professional service fees increased by approximately $0.2 million, or 10.8%, to $2.3 million for the nine months ended September 30, 2010 from $2.1 million for the same period in 2009. This increase is primarily attributable to the supplemental charge of $0.13 million on the operations of our vessels “Andong” and “Haoyue” for the previous years of 2007, 2008 and 2009 in compliance with the Chinese government regulations.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the nine months ended September 30, 2010, selling expenses increased by $0.01 million, or 3.7%, to $0.26 million compared with $0.25 million for the corresponding period in 2009. The increase reflected the management’s commission plan to promote for more businesses.

Interest Expense, Net

Net interest expense increased significantly by approximately $0.9 million, or 656.6%, to $1.0 million for the nine months ended September 30, 2010, compared with approximately $0.1 million for corresponding period in 2009. This increase is primarily attributable to a new long-term loan of $14,490,000 and a note payable of $3,000,000 initiated from the purchase of a new vessel in late 2009.

Other Income (Expense), Net

Other income was approximately $0.1 million for the nine months ended September 30, 2010, compared with other expense of $0.2 million for the nine months ended September 30, 2009. This change is the cumulative effect of the currency translation resulting from the operating activities and other immaterial factors.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the nine months ended September 30, 2010, income tax expense decreased by $0.02 million, or 48%, to $0.03 million, compared with $0.05 million for the same period in 2009. This decrease is mainly attributable to the decreased taxable income of $0.08 million from other activities segment of our business during the nine months ended September 30, 2010 as compared with the same period in 2009.

Net Income (Loss)

Net income increased by approximately $11.5 million, or 216.5%, to a net income of $6.2 million for the nine months ended September 30, 2010 from a net loss of $(5.3) million for the same period in 2009. This increase is primarily attributable to the 52.0% increase in revenues, the 5.0% decrease in service cost and the 10.1% decrease in depreciation and amortization expenses, partially offset by the increase of 24.4% in vessel operating expenses and the cumulative effect of the other aforementioned factors.

As a percentage of revenue, net income was 11.2% compared with a net loss of (14.6)% for the nine months ended September 30, 2010 and 2009, respectively. This change reflected the improvement in the global shipping market from the financial crisis and economic recession in place since late 2008.

Net Income (Loss) Per Share

For both basic and diluted shares, net income (loss) per share increased by $0.09, or 225.0%, to net income of $0.05 per share for the nine months ended September 30, 2010 from a net loss of $(0.04) per share for the same period of 2009.  This increase is attributable to the increase in net income of $11.5 million for the nine months ended September 30, 2010 as compared to the same period in 2009.

Results of Operations for the Three Months Ended September 30, 2010 Compared With the Three Months Ended September 30, 2009 (in U.S. dollars, except otherwise as indicated)

	For The Three Months Ended September 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	19,266,245	100.0%	11,841,798	100.0%	7,424,627	62.7%
Vessel operating expenses	14,249,245	74.0%	9,586,920	81.0%	4,662,325	48.6%
Service costs	810,878	4.2%	505,173	4.3%	305,705	60.5%
Depreciation and amortization	1,538,447	8.0%	1,770,878	15.0%	(232,431)	(13.1)%
General and administrative expenses	784,194	4.1%	748,348	6.3%	35,846	4.8%
Selling expenses	81,219	0.4%	88,907	0.8%	(7,688)	(8.6)%
Interest expense, net	(336,148)	(1.7)%	(43,478)	(0.4)%	(292,670)	673.1%
Other (expense) income, net	125,577	0.7%	(149,229)	(1.3)%	274,806	(184.2)%
Income tax expense	(8,387)	0.0%	(16,049)	(0.1)%	7,662	(47.7)%
Net income (loss)	1,583,484	8.2%	(1,169,993)	(9.9)%	2,753,477	(235.3)%

Weighted average shares outstanding	130,000,000		130,000,000		-	0.0%
Net income (loss) per share	0.01		(0.01)		0.02	(200.0)%

Revenues

Our revenues are derived from the operation of:

•	Dry bulk shipping;
•	Chartering brokerage; and
•	Other activities which represent shipping agency services, freight forwarding services, and online services.

Of the total revenues, dry bulk shipping, chartering brokerage and other activities contributed 68%, 26% and 6% for the three months ended September 30, 2010, respectively, compared with 57%, 36%, and 7% for the comparable period in 2009, respectively.

For the three months ended September 30, 2010, total revenues increased by approximately $7.4 million, or 62.7%, to $19.3 million from $d11.8 million for the three months ended September 30, 2009. This increase mainly resulted from the strong performance of our dry bulk shipping segment which increased $6.4 million, or 96.1%, as well as increased revenues of $0.7 million, or 17.1%, from our chartering brokerage business and $0.3 million, or 30.2%, from our other activities segment.

The increase in the dry bulk shipping segment was driven by the acquisition of a new vessel on September 25, 2009, and the utilization of a new chartering vessel on May 9, 2010.

Among other activities, online services continued to grow significantly. We believe this growth reflected the management’s strategic decision to implement and market the shipping online portal more aggressively at the beginning of 2009.

Vessel Operating Expenses

Vessel operating expenses included mainly fuel costs, port fees, chartering fees and crew wages, which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in the business of chartering brokerage. For the three months ended September 30, 2010, vessel operating expenses increased by $4.7 million, or 48.6%, to $14.2 million, compared with $9.6 million for the comparable period in 2009. This increase is principally attributable to the $2.6 million chartering fee of a vessel for the three months ended September 30, 2010 compared with no such transaction for the same period in 2009. The increase is also due to the increase in business volume of 17%, which resulted in the increase in fuel and related consumption.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding and online services. For the three months ended September 30, 2010, service costs increased by $0.3 million, or 60.5%, to $0.8 million, compared with $0.5 million for the comparable period in 2009. This increase was in line with the approximately $0.2 million, or 39% increase in revenue derived from our freight forwarding services. The increase was also due to $0.1 million convention organizing cost incurred from online services.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees decreased by approximately $0.2 million, or 13.1%, to $1.5 million for the three months ended September 30, 2010, compared with $1.8 million for the same period in 2009. This decrease is mainly attributable to the decreased amortization of deferred dry dock fees of $0.1 million for two vessels which were fully amortized in 2009. The deferred dry dock fees for these two vessels to be amortized commencing in 2010 decreased by $2.5 million, or 72% compared with the deferred dry dock fees which had amortized over the past five years and were totally amortized as of 2009. The decrease is also due to the decreased depreciation of $0.1 million which resulted from the accumulated effect of the depreciation schedules of multiple vessels.

General and Administrative Expenses

General and administrative expenses, which included mainly wages and professional service fees, increased by approximately $0.03 million, or 4.8%, to $0.78 million, compared with $0.75 million for the three months ended September 30, 2010 and 2009, respectively. The increase is primarily attributable to the hiring of 4 new personnel.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the three months ended September 30, 2010, selling expenses decreased by $0.01 million, or 8.6%, to $0.08 million compared with $0.09 million for the corresponding period in 2009. The decrease reflected the Company’s adjustment on the commission plan following market changes.

Interest Expense, Net

Net interest expense increased significantly by approximately $0.29 million, or 673.1%, to $0.34 million for the three months ended September 30, 2010, compared with approximately $0.04 million for the corresponding period in 2009. This increase is primarily attributable to a new long-term loan of $14,490,000 and a note payable of $3,000,000 initiated from a new vessel purchased in late 2009.

Other Income (Expense), Net

Other income was approximately $0.1 million for the three months ended September 30, 2010, compared with other expense of $0.1 million for the three months ended September 30, 2009. This change reflected $0.15 million insurance coverage from a previous claim.

Income Tax Expense

Income tax was imposed on the taxable income from other activities. For the three months ended September 30, 2010, income tax expense decreased by $0.01 million, or 47.7%, to $0.01 million, compared with $0.02million for the same period in 2009. This decrease is mainly attributable to the decreased taxable income of $0.04 million from other activities segment of our business during the three months ended September 30, 2010 as compared with the same period in 2009.

Net Income (Loss)

Net income increased by approximately $2.8 million, or 235.3%,  to a net income of $1.6 million for the three months ended September 30, 2010 from a net loss of $(1.2) million for the same period in 2009. This increase is primarily attributable to the 62.7% increase in revenues, offset by the 48.6% increase in vessel operating expenses and the cumulative effect of the other aforementioned factors.

As a percentage of revenue, net income was 8.2% compared with a net loss of (9.9)% for the three months ended September 30, 2010 and 2009, respectively. This change reflected the improvement in the global shipping market from the financial crisis and economic recession in place since late 2008.

Net Income (Loss) Per Share

For both basic and diluted shares, net income (loss) per share increased by $0.02 to net income of $0.01 per share for the three months ended September 30, 2010 from a net loss of $(0.01) per share for the same period of 2009.  This increase is attributable to the increase in net income of $2.8 million for the three months ended September 30, 2010.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of approximately $8.8 million at September 30, 2010 as compared to a working capital deficit of approximately $10.1 million at December 31, 2009. This improvement of $1.3 million is principally attributable to the net income of $6.2 million earned for the nine months ended September 30, 2010.

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

To increase our cash resources, on March 5, 2010 the Company obtained an extension of the due dates to July 19, 2012 of two notes payable to related parties amounting to $2,961,739. On March 26, 2010, the Company obtained a term loan facility of $37 million from China Merchant Bank Co., Ltd. to finance the construction of two new vessels. As of September 30, 2010, we drew down $8,500,000 and as of the date of this filing, we drew down $19,900,000 from the loan facility and executed four new notes payable totaling $14,450,000 in the aggregate for purposes of building such vessels. In November 2010, the Company obtained a short-term bank loan for $1.47 million. Also in 2010, the Company obtained commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans. We believe our working capital will increase and liquidity will be improved. We also believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Activities

Net cash provided by operating activities was $9.6 million and cash used of $0.4 million for the nine months ended September 30, 2010 and 2009, respectively. The significant change in cash flow from operating activities was mainly due to the increase in revenue of $18.9 million, which caused the net income of $6.2 million from the net loss of $5.3 million for the comparable periods.

Investing Activities

For the nine months ended September 30, 2010, the Company used $4.2 million in investment activities, which mainly included $4.1 million used for the construction of two new vessels. For the nine months ended September 30, 2009, the Company spent $19.6 million in investment activities, which included $20.9 million on deposit for a vessel purchase.

Financing Activities

Net cash used in our financing activities was $5.3 million for the nine months ended September 30, 2010. This amount is mainly attributable to the repayments of short-term loans of $1.2 million and long-term loans of $3.1 million.

For the nine months ended September 30, 2009, net cash provided by financing activities was $14.2 million, mainly attributable to the proceeds from long-term loans, long-term notes payable and short-term loans of $14.49 million, $2.7 million, and $1.2 million, respectively, offset by repayments to related parties of $2.1 million.

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

Capital Resources

We will finance capital expenditures on the construction of two new vessels through bank loans.  On March 26, 2010, the Company obtained a term loan facility in the amount of $37 million. As of this filing date, there is a $17,100,000 credit balance of this facility. We intend to finance other capital expenditures mainly from cash flows from our operations, and from notes payable and personal loans, if needed. We believe that cash flow from our operations will improve as business operations rebound and as the global economy gradually recovers. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements during the next 12 months.

Material Commitments/Tabular Disclosure of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term loans obligations	$24,891,732	$6,230,492	$8,442,844	$3,632,052	$6,586,344
Long-term notes payable obligations	20,055,193	2,291,883	10,033,669	6,692,141	1,037,500
Non-cancelable leases obligations	87,780	79,157	8,623	-	-
Vessel chartering obligations	285,000	285,000	-	-	-
Shipbuilding obligations	34,200,000	28,500,000	3,800,000	1,900,000	-

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities. As of September 30, 2010, the Company’s debt consisted of $24,891,732 in long-term loans at various margin above the LIBOR. For the nine months ended September 30, 2010, actual interest rates on the outstanding debt ranged from 2.05% to 2.46%. The weighted average interest rate was 2.30%.

Foreign Currency and Exchange Rate Risk

The shipping industry’s functional currency is the U.S. dollar. The Company generates a majority of its revenues in U.S. dollars. The majority of the Company’s operating expenses are in U.S. dollars, and the majority of the Company’s investing and all of its financing activities are in U.S. dollars.  The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its operating, investing and financing activities. For the nine months ended September 30, 2010, the exchange rate for Renminbi against the U.S. dollar was in the region of RMB6.6746 to RMB6.8336 against USD1.00. The moving average translation rate was RMB 6.7676 against USD1.00.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of September 30, 2010, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

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

The telecommunications infrastructure in China is not well developed. Although private sector ISPs exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by China Telecom and China Netcom under the administrative control and regulatory supervision of MII. The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China could be limited and our business could be harmed.

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

We had approximately $2.65 million at September 30, 2010 in banks in China, which constitutes all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which became effective on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

Date: November 10, 2010	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive Officer,
Secretary and Director

Date: November 10, 2010	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial and
Accounting Officer