Form 10-K
period 2010-12-31
Winland Ocean Shipping Corp
filed 2011-03-30
CIK 1397966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-142908

WINLAND OCEAN SHIPPING CORP.
(Exact name of registrant as specified in its charter)

Texas	20-5933927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐    Accelerated filer     ☐    Non-accelerated filer   ☒ Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of June 30, 2010 was approximately $51,918,750.

The number of outstanding shares of the registrant’s common stock on March 29, 2011 was 195,000,000.

WINLAND OCEAN SHIPPING CORP.
(F/K/A WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Index

PART I

ITEM 1.              Business

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Winland Ocean Shipping Corp., a Texas corporation (formerly known as Winland Online Shipping Holdings Corporation and hereinafter, “Winland” or “WLOL” and together with its subsidiaries, the “Company”) during the periods included in the accompanying consolidated and combined financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes” “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the U.S. Securities and Exchange Commission (the “SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated and combined financial statements and the related notes thereto and other financial information contained elsewhere in this report.

2008 Reverse Merger Transaction

On August 12, 2008, Trip Tech, Inc. (n/k/a WLOL and sometimes referred to herein as “Trip Tech” when referring to the operations of the Company prior to the Exchange, as defined below) entered into a Share Exchange Agreement with SkyAce Group Limited (“SkyAce”), a British Virgin Islands company and Pioneer Creation Holdings Limited (“PCH”), a British Virgin Islands company and the sole stockholder of SkyAce. As a result of the share exchange, the Company acquired all of the issued and outstanding securities of SkyAce from PCH in exchange for 76,925,000 shares (as adjusted for the March 2011 forward split, 115,387,500 shares) of the Company’s common stock, par value $0.001 per share and 1,000,000 shares of the Company’s Series A Preferred Stock which such preferred shares were convertible into (and subsequently did convert into) 30,000,000 shares (as adjusted for the March 2011 forward split, 45,000,000 shares) of common stock (the “Exchange”).

On August 12, 2008, PCH beneficially owned 82.25% of the voting capital stock of the Company. As a result of the Exchange, SkyAce became a wholly-owned subsidiary of WLOL. On October 23, 2008, PCH converted its 1,000,000 shares of Series A Preferred Stock into 30,000,000 shares (as adjusted for the March 2011 forward split, 45,000,000 shares) of common stock. As a result, the total outstanding shares of common stock increased to 130,000,000 (as adjusted for the March 2011 forward split, 195,000,000 shares) and PCH now directly owns 82.25% of the voting capital stock of WLOL.

The following is disclosure regarding WLOL, SkyAce and SkyAce’s two wholly-owned subsidiaries: (a) Plentimillion Group Limited (“PGL”), a British Virgin Islands holding company, the principal business activities of which are (through its wholly-owned subsidiaries) ocean transportation and chartering brokerage and (b) Best Summit Enterprise Limited (“BSL” and together with PGL, the “SkyAce Group”), a British Virgin Islands holding company.

Prior Operations of Trip Tech

Trip Tech was incorporated in Texas on November 17, 2006 to enter the online travel industry and to establish a large scale, full service online travel company. Immediately prior to the Exchange, Trip Tech was a development stage internet-based travel company operating with a functional “branded” travel website. Since Trip Tech’s inception, Trip Tech established its corporate existence as a publicly held corporation, raised founder capital, and designed and installed a functional “branded” travel website. As of the date immediately prior to the Exchange, Trip Tech had not been able to raise additional funds through either debt or equity offerings. As a result of the foregoing, Trip Tech began to explore its options regarding the development of a new business plan and direction. On August 12, 2008, Trip Tech consummated the Exchange with SkyAce and Pioneer Creation Holdings Limited.

Immediately prior to the Exchange, Trip Tech was considered a development stage company with $40,963 in assets and a net loss of $34,965 for the fiscal year ending February 29, 2008.  On the date of the closing of the Exchange, the Company did not have any liabilities.

Our common stock is currently quoted on the OTCQB under the symbol “WLOL”.

Current Operations of the Company (General Development of Business)

SkyAce

SkyAce is a holding company founded in the British Virgin Islands (“BVI”) on September 22, 2006 with no significant operations. SkyAce was formed solely for the purpose of acquiring PGL and BSL from Mr. Li Honglin and Ms. Xue Ying, each of whom had owned fifty percent (50%) of both PGL and BSL and each of whom now own fifty percent (50%) of SkyAce.

SkyAce has authorized capital of $50,000 consisting of 50,000 ordinary shares authorized, two of which are currently issued and outstanding and held by Trip Tech as a result of the Exchange. Li Honglin, a Director and the President of Winland, serves as a Director of SkyAce. Xue Ying, a Director, the Chief Executive Officer and the Secretary of Winland, also serves as a Director of SkyAce.

PGL

PGL is a holding company founded in the British Virgin Islands on July 5, 2006. PGL was formed solely for the purpose of acquiring each of the following wholly-owned subsidiaries from Li Honglin and Xue Ying (both of whom previously owned fifty percent (50%) of each of the following entities), which such transfers occurred between January 1, 2008 and March 31, 2008:

(a)	Winland Shipping Co., Ltd. was organized under the laws of Hong Kong on August 11, 2000 (“Winland Shipping”);

(b)	Kinki International Industrial Limited was organized under the laws of Hong Kong on May 2, 2006 (“Kinki”);

(c)	Bestline Shipping Limited was organized under the laws of Hong Kong on January 27, 1994 (“Bestline”);

(d)	Lancrusier Development Co., Limited was organized under the laws of Hong Kong on July 11, 1995 (“Lancrusier”);

(e)	Win Star Shipping Co., Ltd. Was organized under the laws of St. Vincent and the Grenadines (“SVG”) on June 21, 2000 (“Win Star”);

(f)	Bodar Shipping Co., Ltd. was organized under the laws of SVG on January 7, 2004 (“Bodar”);

(g)	Winland Dalian Shipping S.A. was organized under the laws of Panama on June 8, 2005 (“Winland Dalian”); and

(h)	Treasure Way Shipping Limited was organized under the laws of Hong Kong on May 27, 2002 (“Treasure Way”).

PGL acquired the following additional entities in 2008:

(i)	Win Eagle Shipping Co., Ltd. was organized under the laws of Malta on July 29, 2002 (“Win Eagle”);

(j)	Win Bright Shipping Co., Ltd. was organized under the laws of Malta on February 8, 2002 (“Win Bright”);

(k)	Win Ever Shipping Co., Ltd. was organized under the laws of Malta on February 8, 2002 (“Win Ever”);

(l)	Win Glory S.A. was organized under the laws of Panama on April 2, 2003 (“Win Glory”); and

(m)	Win Moony Shipping Co., Ltd. was organized under the laws of Malta on September 26, 2003 (“Win Moony”).

PGL acquired the following entities in 2009:

(n)	Win Grace Shipping Co., Ltd. Was organized under the laws of Malta on September 4, 2003 (“Win Grace”); and

(o)	Win Hope Shipping Co., Ltd. was organized under the laws of Malta on June 14, 2001 (“Win Hope”).

PGL established the following entities in 2009:

(p)	Bodar Shipping S.A. was incorporated and registered in Panama on February 12, 2009 (“Bodar Shipping”);

(q)	Win Moony Shipping S.A. was incorporated and registered in Panama on April 30, 2009 (“Win Shipping”);

(r)	Bao Shun Shipping S.A. was incorporated and registered in Panama on June 10, 2009 (“Bao Shun”); and

(s)	Winland International Shipping Co., Ltd. was incorporated and registered in Hong Kong on August 27, 2009 ("Winland International").

PGL established the following entities in 2010:

(t)	Fon Tai Shipping Co., Limited was incorporated and registered in Hong Kong on March 1, 2010 (“Fon Tai”);

(u)	Won Lee Shipping Co., Limited was incorporated and registered in Hong Kong on March 1, 2010 (“Won Lee”);

(v)	Kin Ki International Industrial Limited was incorporated and registered in BVI on January 4, 2010 (“Kin Ki International”);

(w)	Win Bright Shipping S.A. was incorporated and registered in Panama on November 15, 2010 (“Win Bright Shipping”); and

(x)	Win Ever Shipping S.A. was incorporated and registered in Panama on December 3, 2010 (“Win Ever Shipping”).

PGL and each of its wholly-owned subsidiaries set forth above (collectively, the “PGL Group”) are engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the PGL Group are ocean transportation and chartering. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering businesses are managed by Kinki and Bestline. Lancrusier’s primary business is management and accounting.  Win Star, Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever, Win Glory, Win Grace, Win Hope, Bodar Shipping, Win Shipping and Bao Shun collectively own 12 of the Company’s vessels.  Bodar and Win Moony are in the process of winding down and have no operations.  Winland International's primary business is to develop and expand the global shipping market. Fon Tai owns one vessel, which was delivered on January 10, 2011 and is operational as of this filing date, and Won Lee owns one vessel which is currently under construction and expected to be delivered and operational by April 15, 2011. Kin Ki International, Win Bright Shipping and Win Ever Shipping had no operations in 2010 (they will take over from Kinki, Win Bright and Win Ever, respectively when these three entities wind down in the future).

BSL

SkyAce’s wholly-owned subsidiary BSL was incorporated in the British Virgin Islands on November 30, 2006. BSL sole business is to act as a holding company for its wholly-owned subsidiary, Wallis Development Limited, a company organized under the laws of Hong Kong on December 9, 2006 (“Wallis”). The sole business of Wallis is to act as a holding company for its wholly-owned subsidiary, Beijing Huate Xingye Keji Co., Ltd., a company organized under the laws of the PRC on March 18, 2008 (“Beijing Huate”). Beijing Huate was formed with the purpose of producing IT software, developing new products and adopting advanced and applicable technology and scientific management methods to create economic benefits for its stockholders.  As of December 31, 2010, Beijing Huate controlled DWIS, DWIL and Shipping Online (each of which are defined below), however on February 16, 2011, Beijing Huate terminated its control of such entities as is more fully described below.

Disposition of Online Services Business

On March 31, 2008, Wallis and Beijing Huate entered into a series of Exclusive Technical Consulting and Service Agreements, (collectively, together with all related transaction documents executed in connection therewith, the “Service Agreements”) whereby Beijing Huate controlled (a) Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”), a PRC company whose principal activities include shipping agency services, booking cargo space, storage of goods and declaration of customs, (b) Dalian Winland International Logistic Co., Ltd. (“DWIL”), a PRC company whose principal activities included freight forwarding services logistics shipping agency services and which owns one shipping vessel and (c) Dalian Shipping Online Network Co., Ltd. (“Shipping Online”) a PRC company whose principal activities are providing online services to its members.

In compliance with the PRC’s foreign investment restrictions on internet information services and other laws and regulations, the Company had conducted all of its internet information and media services and advertising in China (collectively, the “Online Services”) through DWIS, DWIL and Shipping Online, each a domestic variable interest entity (each, a “VIE” and collectively, the “VIEs”) and each of which are ultimately owned by Li Honglin, the President and Chairman of the Board of WLOL (50% of each VIE) and Xue Ying, the Chief Executive Officer, Secretary and director of WLOL (50% of each VIE).  Pursuant to the Service Agreements, Beijing Huate provided on-going technical services and other services to the VIEs in exchange for substantially all of the net income of the VIEs. In addition, the stockholders of the VIEs had pledged all of their shares in the VIEs to Beijing Huate, representing 100% of the total issued and outstanding capital stock of the VIEs, as collateral for non-payment under the Service Agreements or for fees on technical and other services due thereunder. Beijing Huate also had the power to appoint all directors and senior management personnel of the VIEs.

On February 16, 2011, Wallis and Beijing Huate voluntarily entered into a Termination of Services Agreement with the VIEs and the stockholders of the VIEs (the “Termination Agreement”), effective immediately, whereby all of the Service Agreements have terminated and are of no further force or effect.  The disinterested Board of Directors of WLOL resolved to terminate the Service Agreements with the belief that such disposition will help the Company focus on its core business of dry bulk shipping and charter brokerage services.  No termination penalties were incurred by the Company in connection with the Termination Agreement.  Pursuant to the terms of the Termination Agreement, the Company received a fee in the amount of RMB1,000,000.

Effective March 22, 2011, the Company changed its name from “Winland Online Shipping Holdings Corporation” to “Winland Ocean Shipping Corp.” to more accurately reflect its current business in light of the disposition described above and increased its authorized common stock from 200,000,000 to 400,000,000 shares.  Effective March 25, 2011 (and payable on March 28, 2011), the Company effected a 1.5 for 1 forward stock split of its common stock, increasing its issued and outstanding from 130,000,000 to 195,000,000 shares. The share and per share amounts are restated in this report.

Summary of Current Business of the Company

The Company's core business is international bulk cargo transportation.  We believe that our Company is a well-known shipping enterprise based in China.  We currently have an ocean shipping fleet of 13 vessels, with a self-owned carrying capacity of over 260,000 tons.  Through monthly voyage charters and time charters, the Company can provide carrying capacity of about 1,000,000 tons with shipping lines to major ports around the world.

Our operating revenue in 2006 reached $59.2 million, of which the net profit was nearly $7.4 million.  As the global shipping market experienced a breakthrough in development, the Company achieved annual operating revenues of $70.3 million in 2007, net income of $21.4 million, enjoying approximately 200% growth as compared with 2006. The operating revenue of 2008 reached $84.2 million, net income of $19.1 million, and our operating revenue in 2009 was $50.2 million with a net loss of $7.0 million.  The operating revenue and net income for 2010 was $74.3 million and $ 3.1 million, respectively.

The Company intends to steadily expand its capacity and enlarge the size of its ocean transport fleet by constructing new vessels and by acquiring additional vessels or businesses at lower prices in light of the current slump in the shipping market.

On June 3, 2009, Winland Shipping and Bao Shun Shipping S.A. entered into a Memorandum of Agreement (“MOA”) with Mario Shipping Corporation (“MSC”) for the purchase by the Company from MSC of a 2003 built handysize vessel (20,212 gross tonnage, 10,948 net tonnage) known as “Bao Shun” for a price of $20,700,000.  On June 4, 2009, the MOA was amended to nominate Bao Shun as the actual buyer that would remain fully responsible for performing under the MOA, and on July 14, 2009 the MOA was further amended to change the expected time of delivery to the period of July 14, 2009 to October 10, 2009 and to modify certain payment and interest terms.  On August 14, 2009, the Company paid 10% of the purchase price for the vessel (approximately $2,070,000) in cash.

On September 25, 2009, the parties to the MOA closed on the purchase of the vessel whereby the Company paid the balance on the purchase price of $18,630,000 as well as acquisition cost of $181,125.  The Company funded $14,490,000 through a long-term loan with Mitsubishi UFJ Lease & Finance Co., Ltd., which is secured by the vessel “Bao Shun”, and funded $3,000,000 via a long-term note. The Company paid the remaining balance of $1,321,125 in cash.  The loan is to be repaid in 84 monthly payments with an interest rate at the Japanese LIBOR plus 2.3%.

On March 26, 2010, the Company obtained a term loan facility of $37 million from China Merchants Bank Co., Ltd. to finance the construction of two new vessels (HT073 and HT074). As of December 31, 2010 and the date of this filing, we drew down $31,300,000 from the loan facility and executed four new notes payable totalling $14,450,000 in the aggregate for purposes of commencing the building of such vessels in June 2010.

On May 20, 2010, Fon Tai entered into a novation agreement, which was subsequently amended on May 21, 2010, whereby Fon Tai assumed all of the rights and obligations of Rich Forth Investments Limited ("Rich"), a related party which is controlled by relatives of the Chairman and Chief Executive Officer (“CEO”) of the Company, under a shipbuilding contract with JiangSu Hantong Ship Heavy Industry Co., Ltd. ("JiangSu") previously executed on December 6, 2006 for the construction of one 57,000dwt bulk carrier vessel (HT073). The contract amount of $29,950,000 included the ship building contract price of $28,500,000 payable to JiangSu and a contract transfer fee of $1,450,000 payable to Rich for the reimbursement of costs incurred in connection with the construction. Vessel HT 073 was delivered on January 10, 2011.

Also, on May 20, 2010, Won Lee entered into a novation agreement, which was subsequently amended on May 21, 2010, whereby Won Lee assumed all of the rights and obligations of Rich under a shipbuilding contract with JiangSu for the construction of one 57,000dwt bulk carrier vessel (HT074). The contract amount of $29,950,000 included the ship building contract price of $28,500,000 payable to JiangSu and a contract transfer fee of $1,450,000 payable to Rich for the reimbursement of costs incurred in connection with the construction. We expect the delivery date to be April 15, 2011 for the vessel HT074.

Brief History of the Company’s Shipping Business

The Company was founded in 1993 as a chartering business. Since the market was dominated by State-owned enterprises at that time, the attitude and level of service was generally not satisfying to customers. Li Honglin, the founder of the Company, seized the opportunity to privately establish the Company with his wife, Xue Ying (the Company’s CEO), giving full play to the advantages of service and price. The Company gradually received recognition from a large number of corporate customers.

With gradual accumulation of capital and experience, as well as an acute grasp of market trends, the Company leased its first vessel in 1995. In 1997, in light of the outbreak of the Southeast Asian financial crisis, the global shipping market experienced a downturn. Having an optimistic view on market prospects and a stable support of customer resources, the Company seized the opportunity to lease more vessels at a lower price, becoming a ship owner by direct purchase of vessels in 1998.  During 2000-2005, the Company purchased a total of 13 vessels. The Company purchased one in 2009, and constructed two in 2010 (one delivered in January 2011 and another one will be delivered in April 2011). The Company sold one in 2009, and disposed one with its disposition of its VIES in February 2011.

Market Segments of the Company

The three main categories for international sea transportation are bulk cargo, container liner transport and oil and gas transport, of which bulk cargo transport occupies more than a 40% market share and is generally considered the most important market segment of the shipping industry.

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

The Company conducts its shipping business through the Plentimillion Group and its two main businesses are dry bulk shipping (self-owned fleet transportation service) and vessel chartering (voyage chartering and time chartering). During the fiscal years ended 2010 and 2009, 59% and 50% of WLOL’s  revenue was generated from dry bulk shipping segment, 35% and 41% from chartering brokerage segment, and 6% and 9% from other activities segment which included revenues from our now disposed-of VIES (Shipping Online, DWIS and DWIL), respectively.

Market Share and Competition

In the segment markets of Supramax and Handysize vessels for bulk cargo transportation, with 13 self-owned vessels and ships by voyage charter and time charter, the Company’s current transport capacity is approximately 1 million tons monthly, which is in the medium-sized level in Far East region with higher visibility and influence. Decades of service with stability and quality have helped us consolidate a large number of loyal clients including some Chinese State-owned large enterprises such as China Capital Steel, China Bao Steel, China Minmetals, China National Petroleum and China Petrochemical, and other famous international enterprises, including Japan’s MITSUBISHI and NIPPON, Korea’s POSCO and LG, Singapore’s GU Shipping and LIVEN and Switzerland’s STEEL BASE.

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

The Company
• Aggressive Management team

 • Flexible decision-making of management, fast market reaction

 • Good cost control and scale effect

 • Stable staff, rich market experience

 • Strong service awareness and innovation
•Single vessel with small transport capacity, cargo resource constraints •Relative small fleet size •Little government background, little favor policy •Narrow financing and low growth rate

Small Shipping Companies (approximately 100 enterprises)	• Flat-styled management, relatively high efficient decision-making • Good service awareness, quick market reaction	•Small-sized fleet, inefficient transport capacity •Lack of industrial experience, unstable customer resources •Single business, weak risk control •High cost, no scale effect

From the comparison above, we believe we can be seen that the Company is an aggressive shipping company with innovative thinking. Compared with China's large state-owned enterprises, we have some constraints and relative disadvantages, however we believe we also have great potential for development. If the Company can rapidly expand its fleet size, update its capacity configuration and continue to reap the advantages of customer oriented philosophy and large client bases, we believe it is possible to rapidly expand the scale of business and to access to larger space for our development in the future.

The Company’s Products and Services

The Company currently has 13 self-owned vessels, with transport capacity of over 260,000 tons. Through vessels by “voyage charter” and “time charter”, the Company’s transport capacity is approximately 1 million tons monthly for main lines in the world. The Capacity of a single vessel is from 6,800 tons to 57,000 tons. Our vessels sail under the Flags of St. Vincent, Malta, Panama and Hong Kong. The vessels are able to carry various types of bulk cargo and provide multi-level and wide range of maritime transport services.

Key Customers

The Company’s major customer who accounted for the following percentage of total revenue and accounts receivable is as follows:

	Sales		Accounts Receivable
Major Customer	For The Year Ended December 31, 2010	For The Year Ended December 31, 2009	December 31, 2010	December 31, 2009
G U Shipping Pte., Ltd.	22.88%	-	14.64%	-

Key Suppliers

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Year Ended December 31, 2010	For The Year Ended December 31, 2009	December 31, 2010	December 31, 2009
A/S Dan-Bunkering Ltd.	25.71%	18.42%	0.35%	7.31%
Raffles Bunkering Pte Ltd.	14.61%	17.87%	1.32%	-
United Bunkering & Trading (HK) Ltd.	13.30%	9.97%	4.07%	-
Chimbusco Pan Nation Petro-Chemical Co., Ltd.	12.92%	-	1.32%	-
World Fuel Services	10.79%	-	-	-

Employees

As of the date of this Annual Report, the Company has approximately 253 employees.

Growth Strategies

Our team has over 17 years of ship operating and management experience and we have established a broad customer base. Our growth strategy is, in dry bulk shipping operation, to expand our fleet scale and to increase our market share through the construction of new vessels or through the acquisition of second-hand ships.  In the charter brokerage operations business, our growth strategy is to expand our market share in the Panamax and Capesize vessels ship market while maintaining our current operations advantages to meet different customer demands.

Sales Strategies

The Company intends to increase sales through the implementation of the following sales strategies:

•
Fully developing our potential with our existing customers. Many of our customers have various transportation needs, and we intend to develop our business relationships to offer more transportation solutions to our existing customers through increased communication and analysis. It is our goal to become a full service provider to our new and existing clients.

•	Referrals. We encourage our customers to refer their business suppliers and/or customers to us. We offer service discounts or promotional deals to incentivize and reward our customers for referrals.

•	Networking. We have joined two global ship owner alliance organizations to increase our access to international resources of cargo and other customers in order to increase our sales.

•
Internet sales. With the rapid development of e-commerce, many customers compare and seek shipping services online. The Company has fully recognized the potential of this sales channel and has joined a more well-known maritime e-commerce website.  Additionally, we have built up our own website and continue to advertise our services on the internet.

Business Development

We initiated the following business development plan to establish and maintain the Company’s business advantages:

•
Fleet expansion. We plan to expand our fleet size beyond our current number of 13 vessels. We intend to improve our fleet structure, eliminate old ships and build or acquire modernized large tonnage or newer ships in the ordinary course of business. We believe this will not only help to improve existing customer satisfaction, but also help us expand our market share in larger vessel markets since larger vessels sell a wider variety of goods which would in turn increase our customer base.

•
Charter brokerage expansion. With more than ten years of operational experience, we believe our charter business has developed a good reputation with a relatively stable customer base and market. While maintaining our current competitive advantage, we intend to charter large tonnage vessels to satisfy our customers shipping needs and become a full service shipping provider.

•
Recruitment of senior management personnel. With the expansion of our fleet scale and business operations, we will require more senior qualified management personnel to establish a solid foundation for sustainable development. We intend to develop an employee incentive employee stock option plan to be more competitive on recruiting more intelligent professionals to join us.

Research and Development

The Company spent $30,750 (which is reflected in WLOL’s General and Administrative Expenses for the year ended December 31, 2010 and $98,660 which is reflected in WLOL’s General and Administrative Expenses for the year ended December 31, 2009) on Company-sponsored research and development activities as determined in accordance with US GAAP.  The Company plans to spend $50,000 during the fiscal year ending December 31, 2011 and $70,000 during the fiscal year ending December 31, 2012 on Company sponsored research and development activities.

Intellectual Property

The company currently has one trademark “Winland” in both Chinese and English, and the Company owns one domain name www.winlandshipping.com, which is currently in good standing.

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

RISKS RELATING TO OUR BUSINESS

Cyclical Patterns In The Global Shipping Industry Will Have a Substantial Impact On Our Overall Business Performance

The Internet-based shipping and logistics services integrated the shipping industry and the Internet industry. The Company's operating performance will also depend on the development of these two industries. Ocean transportation business is the core business of the Company. The cyclical changes of the ocean transportation industry and the cyclical changes of the global shipping industry will have a substantial impact on the business performance of the Company. With a sustained operating history and anti-risk experience for 17 years from 1993, as well as integrated shipping and logistics services through the Internet~~,~~ the Company will offset the risk to some extent, but the overall performance will inevitably be affected.

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

As The Company’s Fleet Of Vessels Ages, The Risks Associated With Older Vessels could Adversely Affect Our Business Operations.

In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel. As of December 31, 2010, the average age of the 13 vessels in the Company controlled fleet was 22 years. The Company estimates that the economic useful life of most bulk carriers is approximately 25 years, however most of the vessels in the industry are used for more than 30 years or more, if the vessel can pass the annual survey. The length of a vessel’s useful life depends on market conditions, the type of cargo being carried and the level of maintenance. Some of the Company’s dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage the vessels and reduce their useful life, if the Company does not follow specified maintenance and cleaning routines. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment, to the vessels and may restrict the type of activities in which the vessels may engage. The Company cannot assure you that they will be able to operate the vessels profitably during the remainder of their projected useful lives or that they will be able to sell the vessels profitably when the Company no longer can utilize them in the fleet.

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

Risks Associated With The Purchase And Operation Of Secondhand Vessels Could Adversely Affect Our Future Operating Results.

The Company’s current business strategy involves growing through the purchase of secondhand vessels. Secondhand vessels generally carry no warranties from the sellers or manufacturers. Although the Company inspect secondhand vessels prior to purchase, an inspection normally would not provide the Company with the same knowledge about their condition that the Company would have if they had been built for and operated exclusively by the Company. Secondhand vessels may have conditions or defects that the Company was not aware of when it bought the vessel and that may require the Company to undertake costly repairs. These repairs may require the Company to put a vessel into drydock, which would reduce the fleet utilization. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while the vessels were being repaired and repositioned, as well as the actual cost of those repairs, would decrease the income from operations. The Company may not have insurance that is sufficient to cover all of these costs or losses and may have to pay drydocking costs not covered by our insurance. The Company’s future operating results could be adversely affected if some of the secondhand vessels do not perform as we expect.

The Market Value Of Vessels Can And Do Fluctuate Significantly Which, If The Market Value Of Our Fleet Declines, Could Prevent Us From Obtaining Adequate Financing Or Require Us To Incur Debt Which Could Have An Adverse Affect Our Operating Results.

The market values of vessels are highly volatile and will continue to fluctuate depending on economic and market conditions affecting the shipping industry and prevailing charter hire rates, vessel supply and rates of vessel scrapping, competition from other shipping companies and other modes of transportation, types, sizes and age of vessels, applicable governmental regulations and the cost of new ship buildings. The market price for secondhand vessels during the past few years have been at an all-time high, and the Company has had to pay more to acquire vessels than in prior years. If the market value of our fleet declines, the Company may not be able to obtain additional financing or incur debt on terms that are acceptable to the Company or at all in connection with future vessel acquisitions or obtain additional debt financing for other purposes. A sharp decline in vessel values could cause the Company to breach some of the covenants contained in the financing agreements relating to the current indebtedness. If the Company breach such covenants and are unable to remedy the relevant breach, the Company’s lenders could accelerate the debt and foreclose on the controlled fleet. If the book value of a vessel is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, that decline would result in a loss that would adversely affect our operating results.

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

If We Fail To Successfully Develop And Introduce New Products And Services, Our Competitive Position And Ability To Generate Revenues Could be Harmed.

We continue to develop new products and services. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. If our efforts to develop, market and sell new products and services to the market are not successful, our financial position, results of operations and cash flows could be materially adversely affected, the price of our Common Stock could decline and you could lose part or all of your investment.

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

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

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

Future Inflation In China May Inhibit Our Activity To Conduct Business In China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten (10) years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm our business operations.

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

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. Dollar. As most of our vessel maintenance and shipping logistic services were incurred in China and valuated in Chinese Renminbi, any significant revaluation of the Chinese Renminbi may adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

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

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

We had approximately $4.4 million at December 31, 2010 in banks in China, which almost constitute all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which became effective on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

The Trading Market In Our Common Stock Is Limited And May Cause Volatility In The Market Price.

Our Common Stock is currently quoted on a limited basis on the OTCBB under the symbol “WLOL”. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain.

The quotation of our Common Stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Thus, the market price for our Common Stock is subject to volatility and holders of Common Stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our Common Stock may be limited; and

•	a lack of visibility for our Common Stock may have a depressive effect on the market for our Common Stock.

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

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. Any substantial sale of Trip Tech’s Common Stock pursuant to Rule 144 may have an adverse effect on the market price of our Common Stock.

One Stockholder, Which is 50% Controlled By The Chairman of the Board and President of Our Company and 50% Controlled By Our Chief Executive Officer and Secretary, Exercises Significant Control Over Matters Requiring Stockholder Approval.

We have one stockholder that has voting power equal to eighty-two and one quarter percent (82.25%) of our voting securities as of the date of this Report. Moreover, the stockholder is 50% controlled by Li Honglin, our Chairman of the Board and President and 50% controlled by Xue Ying, our Chief Executive Officer and Secretary. As a result, the stockholder and our Chairman of the Board, through such stock ownership, exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in the stockholder may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than the stockholder.

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

The Company currently has the following material office and land leases:

Lessee	Property Address	Square Meters	Lessor	Commencement Date (Month and Year)	Termination Date (Month and Year)	Rental Amount per Year ($)

PGL	No.305 Zhongshan Rd.,Shahekou District, Dalian, China	591.53	Dalian Winland Shipping Co., Ltd	January 2011	December 2011 (Renews Every Year)	44,194

Winland International	Rm 703, 7/F, Bonham Trade Centre, 50 Bonham Strand, Sheung Wan, Hong Kong, China	765	Henderson Sunshine Property Management	October 28, 2009	October 27, 2011 (Renews Every Two Year)	23,688

We believe that all of our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	Legal Proceedings

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of December 31, 2010, the case is in the process of exchanging documents and evidence for arbitration. The Company intends to vigorously defend this action, and the Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded a claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as the year ended December 31, 2010. The insured underwriter will cover the settlement amount when the case is settled in the future.

ITEM 4.	(Removed and Reserved).

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For the Company’s Common Equity

Our common stock is currently quoted on the Over the Counter Bulletin Board’s OTCQB market under the symbol “WLOL”. There has been an extremely limited public market for our common stock.  Set forth below is a table showing the high and low bids for each quarter within the last 2 fiscal years from which information is available as provided to us from Pink Sheets, LLC.  These quotations reflect pre forward split, inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Year Ended December 31, 2010

January 4 through March 31	$2.70	$1.50

April 1 through June 30	$2.25	$1.65

July 1 through September 30	$1.70	$1.25

October 1 through December 31	$2.90	$1.60

Year Ended December 31, 2009

January 2 through March 31	$3.25	$1.20

April 1 through June 30	$5.65	$1.20

July 1 through September 30	$5.50	$4.25

October 1 through December 31	$4.50	$2.25

When the trading price of our common stock is below $5.00 per share, the common stock is considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

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

Holders of Common Equity

As of March 29, 2011, we had issued and outstanding One Hundred Ninety-Five Million (195,000,000) shares of our common stock (post March 2011 forward stock split) to 13 holders of record and zero (0) shares of preferred stock. The Company believes that it has more stockholders since many of its shares are held in "street" name. See also the “Security Ownership of Certain Beneficial Owners and Management” herein for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our common stock and (b) all directors and officers individually and all directors and officers as a group as of March 29, 2011.

Effective March 25, 2011 (payable March 28, 2011), the Company effected a 1.5 for 1 forward stock split of its common stock to shareholders of record as of March 25, 2011, increasing the total issued and outstanding number of shares of the Company’s common stock from 130,000,000 to 195,000,000 shares.  The Company also increased its authorized common stock from 200,000,000 shares to 400,000,000 shares in connection with the forward split.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, we had no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Stock Performance Graph

Set forth below is a stock performance graph which illustrates a comparison of cumulative return on our common stock against the Nasdaq Composite Index and the SIC Code 4412 Index (Deep Sea Foreign Transportation of Freight), which we believe to be an index composed of our current peer issuers in light of our recent disposition of online shipping business:

COMPARISON OF CUMULATIVE TOTAL RETURN
Winland Ocean Shipping Corp
NASDAQ Composite Index
SIC Code Index
$120
$100
$80
$60
$40
$20
$0
8/18/2008
12/31/2008
12/31/2009
12/31/2010
ASSUMES $100 INVESTED ON AUG. 18, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

Recent Sales of Unregistered Securities

As of December 31, 2010, there were 130,000,000 shares of common stock issued and outstanding and zero (0) shares of preferred stock issued and outstanding and during the fiscal year ended December 31, 2010, there were no issuances or sales of any of the Company’s unregistered securities.  We have never utilized an underwriter for an offering of our securities.

Effective March 25, 2011 (payable March 28, 2011), the Company effected a 1.5 for 1 forward stock split of its common stock to shareholders of record as of March 25, 2011, increasing the total issued and outstanding number of shares of the Company’s common stock from 130,000,000 to 195,000,000 shares.  The Company also increased its authorized common stock from 200,000,000 shares to 400,000,000 shares in connection with the forward split.

Transfer Agent and Registrar

Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209 currently acts as our transfer agent and registrar.

ITEM 6.	Selected Financial Data

We completed reverse merger transaction on August 12, 2008 and our predecessor, Trip Tech, Inc. was formed on November 17, 2006. The following selected consolidated financial data are derived from the audited consolidated financial statements of the Company included elsewhere in this report. The data presented herein should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	2010	2009
Income Statement Data
Revenue	$74,319,289	$50,178,721
Income from continuing operations	$3,141,881	$(6,744,494)
Net income	$3,141,881	$(6,958,955)

Income per share from continuing operations-diluted, basic	$0.02	$(0.03)
Net income per share-diluted, basic	$0.02	$(0.04)

Cash Flow Data
Cash flow from operating activities	$9,715,822	$2,380,199
Cash flow from investing activities	$(4,865,464)	$(19,625,140)
Cash flow from financing activities	$4,183,687	$12,583,783

	December 31, 2010	December 31, 2009
Balance Sheet Data
Current assets	$20,199,357	$9,737,762
Total assets	$115,544,566	$61,801,510
Total liabilities	$88,124,340	$37,725,854
Long-term liabilities	$59,928,267	$17,902,126
Shareholders' equity	$27,420,226	$24,075,656

ITEM 7.	Management‘s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the financial statements included in the report.

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

Estimates Affecting Accounts Receivable and Impairment of Long-Lived Assets

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities. These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable and impairment of long-lived assets.

At December 31, 2010, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at December 31, 2010 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At December 31, 2010, the Company provided an impairment loss against its vessel amounting to $297,420. In making its judgment, management compared the carrying value of the vessel Andong with the future projected cash flows from the operations of the vessel Andong. Management’s estimate of the appropriate impairment loss on the vessel Andong at December 31, 2010 was based on the discounted projected cash flows from related operation of the vessel Andong.

While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if the financial condition of our customers or Andong’s operation deteriorates in the near future, the Company could realize significant write downs for uncollectible accounts receivable or vessel Andong.

Results of Operations for the Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009 (in U.S. dollars, except otherwise as indicated)

Revenues

	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Revenues	74,319,289	100.0%	50,178,721	100.0%	24,140,568	48.1%
Vessel operating expenses	55,550,118	74.7%	40,200,329	80.1%	15,349,789	38.2%
Service costs	3,109,900	4.2%	3,423,667	6.8%	(313,767)	(9.2)%
Impairment loss	297,420	0.4%	-	-	297,420	-

Depreciation and amortization	6,460,028	8.7%	7,481,360	14.9%	(1,021,332)	(13.7)%
General and administrative expenses	3,848,743	5.2%	4,106,919	8.2%	(258,176)	(6.3)%
Selling expenses	418,831	0.6%	343,289	0.7%	75,542	22.0%
Interest expense, net	1,325,303	1.8%	627,836	1.3%	697,467	111.1%
Other expense, net	109,876	0.1%	649,731	1.3%	(539,855)	(83.1)%
Net income (loss)	3,141,881	4.2%	(6,958,955)	(13.9)%	10,100,836	(145.1)%

Weighted average shares outstanding	195,000,000		195,000,000		-	-
Net income (loss) per share	0.02		(0.04)		0.06	(150.0)%

Our revenues are derived from the operation of dry bulking shipping services, chartering brokerage service and other activities which represent shipping agency services, freight forwarding services and online services.  As of the date of this report, we have discontinued our online services in connection with our disposition of our VIES (Shipping Online, DWIS and DWIL).  Of the total revenues, dry bulk shipping, chartering brokerage and other activities contributed 59%, 35% and 6% for the year ended December 31, 2010, respectively, compared with 50%, 41% and 9% for the year ended December 31, 2009, respectively.

For the year ended December 31, 2010, total revenues increased by approximately $24.1 million, or 48.1%, to $74.3 million from $50.2 million for the year ended December 31, 2009. This increase mainly resulted from the strong performance of our dry bulk shipping segment which generated $18.7 million more revenue, or 75%, as well as increased revenue of $5.6 million, or 27%, from our chartering brokerage business, offset by slightly decreased revenue of $0.1 million from other activities.

The increase in the dry bulk shipping segment was driven by the acquisition of a new vessel with large tonnage in September 25, 2009, and the utilization of a short-term chartering vessel during May to October 2010. Total voyages completed increased by 30, or 17%, during 2010 compared with 2009.

The increase in total revenue also benefited from the improvement of the global shipping market and recovery of the global economy from the financial crisis and economic recession in place since late 2008.  The Baltic Dry Index, a leading indicator of the global dry bulk shipping market, increased approximately 5% for the year ended December 31, 2010 compared with 2009.

Vessel Operating Expenses

Vessel operating expenses included mainly fuel costs, port fees, and crew wages which were incurred in the operation of dry bulk shipping and vessel chartering costs which were incurred in the business of chartering brokerage. For the year ended December 31, 2010, vessel operating expenses increased by $15.3 million, or 38.2%, to $55.6 million, compared with $40.2 million for the comparable period in 2009. This increase is principally in line with the increased revenue. It is also attributable to the $4.4 million chartering fee of a vessel for the year ended December 31, 2010 compared with no such transaction for the same period in 2009. Another factor for the increase is due to the 29% increase in the Marin Gas Oil rate and 29% increase in the Intermediate Fuel Oil rate.

Service Costs

Service costs were incurred in the operation of other activities in our freight forwarding and online services. For the years ended December 31, 2010, service costs decreased by $0.3 million, or 9.2%, to $3.1 million, compared with $3.4 million for the comparable period in 2009. This decrease was in line with the approximately $0.1 million, or 3%, decreased revenue derived from other activities.

Impairment loss

At December 31, 2010, we determined that vessel Andong was impaired as its carrying value of $2.1 million exceeds the future projected cash flows of approximately $1.8 million. The impairment loss of $0.3 million was recognized for the year ended December 31, 2010 while no such impairment in 2009.

Depreciation and Amortization

Depreciation of vessels and amortization of deferred dry dock fees decreased by approximately $1.0 million, or 13.7%, to $6.5 million for the year ended December 31, 2010, compared with $7.5 million for the same period in 2009. The decrease is primarily attributable to the decreased amortization of deferred dry dock fees of $0.5 million for two vessels which were fully amortized in 2009. The deferred dry dock fees for these two vessels to be amortized commencing in 2010 decreased by $2.5 million, or 72%, compared with the deferred dry dock fees which had amortized over the past five years and were totally amortized as of 2009.  The decrease is also due to the decreased depreciation of $0.5 million.

General and Administrative Expenses

General and administrative expenses, which included mainly wages, public relations and professional service fees, decreased by approximately $0.3 million, or 6.3%, to $3.8 million for the year ended December 31, 2010 from $4.1 million for the same period in 2009. The decrease is primarily due to a  nonoperational vessel, which was under major repair in 2009, incurred $1.0 million cost classified as general and administrative expenses.  No such expenses incurred in 2010 as the vessel is back to operation.

Selling Expenses

Selling expenses were commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the years ended December 31, 2010, selling expenses increased by $0.08 million, or 22%, to $0.42 million compared with $0.34 million for the corresponding period in 2009. The increase reflected management’s generous commission plan to promote more business.

Interest Expense, Net

Net interest expense increased significantly by approximately $0.7 million, or 111.1%, to $1.3 million for the year ended December 31, 2010, compared with approximately $0.6 million for corresponding period in 2009. The increase is primarily due to a long-term loan of $14,490,000 initiated for a vessel purchased in late 2009 and two short-term loans of $1,512,450 and $1,170,070 obtained in November 2010 and July 2009, respectively.

Other Expense, Net

Other expense was approximately $0.1 million for the year ended December 31, 2010, compared with $0.6 million for the year ended December 31, 2009. This change is the cumulative effect of the currency translation resulting from the continuing operations and other immaterial factors.

Net Income (Loss)

Net income increased by approximately $10.1 million, or 145.1%, to a net income of $3.1 million for the year ended December 31, 2010 from a net loss of $(7.0) million for the same period in 2009. This increase is primarily attributable to the strong performance of continuing operations which generated 48.1% increased revenue, offset by the in line increased vessel operating expenses.

As a percentage of revenue, net income was 4.2% compared with a net loss of (13.9)% for the year ended December 31, 2010 and 2009, respectively. This change reflected the improved performance of dry bulk shipping and chartering brokerage segments and recovering global shipping market from the financial crisis and economic recession in place since late 2008.

Net Income (Loss) Per Share

For both basic and diluted shares, net income (loss) per share increased by $0.06 to a net income of $0.02 for the year ended December 31, 2010 from a net loss of $(0.04) per share for the same period of 2009.  This increase is attributable to the increase in net income of $10.1 million for the year ended December 31, 2010 as compared to the same period in 2009.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of approximately $8.0 million at December 31, 2010 as compared to a working capital deficit of approximately $10.1 million at December 31, 2009. This improvement is principally attributable to the strong continuing operation contributing to the net income of $3.1 million for the year ended December 31, 2010.

Since the global financial crisis happened in late 2008, the shipping industry has gone downturn and the Company has faced to challenges on shipping market. To improve the Company’s operations, we have developed expanding market strategies on utilizing new vessels and chartering more time charter businesses. We also initiate cost control strategies on cutting vessel management costs as well as general management costs to improve profitability. We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We have also negotiated (and continue to negotiate) with our vendors to extend our credit terms.

To increase our cash resources, on March 26, 2010, the Company obtained a term loan facility of $37 million from China Merchant Bank Co., Ltd. to finance the construction of two new vessels. As of December 31, 2010 and the date of this filing, we drew down $31,300,000 from the loan facility and executed four new notes payable totalling $14,450,000 in the aggregate for purposes of building such vessels.  One vessel was delivered in January 2011 and currently is in operation. To improve liquidity, on November 4, 2010, the Company obtained a short-term bank loan for $1,512,450. Also in 2010, the Company obtained commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans. We believe our working capital will increase and liquidity will be improved. We also believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Activities

Net cash provided by operating activities was $9.7 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively. The change in cash flow from operating activities was mainly due to the increase in revenue of $24.1 million, which resulted in the net income of $3.1 million from the net loss of $7.0 million for the comparable period.

Investing Activities

For the year ended December 31, 2010, the Company used $4.8 million for the construction of two new vessels. For the year ended December 31, 2009, the Company spent $20.9 million for a vessel purchase.

Financing Activities

Net cash provided by our financing activities was $4.2 million for the year ended December 31, 2010. This amount is mainly attributable to the $5.7 million drawdown on our loan facility which was made in December 2010 and will be paid to the vessel builder in January 2011. The amount is also due to the proceeds from related parties of $3.3 million, offset by repayments of long-term loans and long-term notes payable of $4.1 million and $1.1 million, respectively.

For the year ended December 31, 2009, net cash provided by financing activities was $12.6 million, mainly attributable to the proceeds from long-term loans of $14.5 million used to purchase a vessel, offset by repayments to long-term loans of $3.1 million.

Capital Expenditures

We expect to make major capital expenditures in connection with the construction of a new vessel and we will finance such capital expenditures through bank loans. We will incur capital expenditures on repaying bank loans and notes payable which are due. We expect other major capital expenditures on funding dry dockings of our fleet to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations during 2011.

Capital Resources

We will finance capital expenditures on the construction of a new vessel through bank loans.  On March 26, 2010, the Company obtained a term loan facility in the amount of $37 million with no covenant required. As of this filing date, there is $5,700,000 credit balance of this facility. We intend to finance other capital expenditures mainly from cash flows from our operations, and from notes payable and personal loans, if needed. We believe that cash flow from our operations will be improved as business operations rebound and as the global economy gradually recovers. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements during the next 12 months.

Material Commitments/Tabular Disclosure of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term loans obligations	46,659,495	6,627,576	10,442,842	10,034,552	19,554,525
Interest payments of long-term loans	3,960,171	885,272	1,425,483	1,020,025	629,391
Long-term notes payable obligations	19,953,179	2,906,832	10,116,825	6,478,689	450,833
Interest payments of long-term notes payables	4,968,613	1,822,753	2,432,596	707,226	6,038
Non-cancelable leases obligations	79,707	79,707	-	-	-
Ship building obligations	14,250,000	11,400,000	1,900,000	950,000	-

Off-Balance Sheet Arrangements

None.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities. As of December 31, 2010, the Company’s debt consisted of $46,659,495 in long-term loans at various margin above the LIBOR. For the year ended December 31, 2010, actual interest rates on the outstanding long-term loans ranged from 1.80% to 2.03% and the weighted average interest rate was 2.08%.

Foreign Currency and Exchange Rate Risk

The shipping industry’s functional currency is the U.S. dollar. The Company generates a majority of its revenues in U.S. dollars. The majority of the Company’s operating expenses are in U.S. dollars, and the majority of the Company’s investing and all of its financing activities are in U.S. dollars. The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its operating, investing and financing activities. For the year ended December 31, 2010, the exchange rate for Renminbi against the U.S. dollar was in the region of RMB6.6292 to RMB6.8238 against USD1.00. The moving average translation rate was RMB 6.7245 against USD1.00.

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

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

In connection with the preparation of this Form 10-K for the year ended December 31, 2010, our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2010 were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption rules for smaller reporting companies, which require the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Set forth below are the names of WLOL’s directors and officers, their business experience during the last 5 years, their ages and all positions and offices that they shall hold with the Company as of the date of this Annual Report.

Name	Age	Position(s)
Xue Ying	41	Chief Executive Officer, Secretary and Director
Li Honglin	46	Chairman of the Board and President
Jing Yan	44	Chief Financial Officer
Xie Xiaoyan	42	Chief Operating Officer, Director
Xiao Liwu	46	Independent Director
Xie Kewei	47	Independent Director
Si Zhaoqing	52	Independent Director
Michelle Sun	39	Independent Director

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

Biographies of Officers and Directors

Xue Ying. Ms. Xue has served as Chief Executive Officer, Secretary and as a Director of WLOL effective as of August 12, 2008. Ms. Xue also serves as a Director of SkyAce and as a Director of Plentimillion. In April 1993, together with her husband, Li Honglin, Ms. Xue founded Dalian Weihang Freight Forwarding Co., Ltd., a freight forwarding company in Dalian China which carried out the business of freight forwarding agency and chartering and is the predecessor entity to the Company. Ms. Xue also was in charge of the corporate administrative work for the Company. Ms. Xue developed the Company for the next (10) years. Ms. Xue graduated from the law department of Nanjing University majoring in business law in 1992 and earned her EMBA at China Europe International Business School in Shanghai in 2007.  Ms. Xue has the experience, qualifications, attributes and skills to qualify her to serve as a director.  Her experience running the Company and its subsidiaries and her business and legal education have contributed to her knowledge of the business and her understanding of the shipping industry.  Because of this experience, we expect that Ms. Xue will act in the best interest of the Company.

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

Li Honglin. Mr. Li has served as President and a Director of WLOL effective as of August 12, 2008. Mr. Li also serves as Chairman of the Board of SkyAce. Mr. Li began his career working with the Dandong Ocean Shipping Company in Liaoning province, China. After five (5) years working with Dandong, Mr. Li established Dalian Weihang Freight Forwarding Co., Ltd. In 1993, a freight forwarding agency company in Dalian, China and the predecessor entity to the Company. Mr. Li founded the Company with his wife, Xue Ying, and in 1995, the Company purchased its first vessel. After more than ten (10) years of development, Mr. Li has expanded the Company into several fields of the international marine shipping business, from freight forwarding agency, shipping agency, ship chartering, ship management to bulk cargo ocean transport, container liner transport and shipping portal operation. Mr. Li Honglin has expertise in strategy management and in the operation of ocean transport companies. At the same time, he has a forward-looking insight into the development trend of the international ocean transport market and has an abundant ability of dealing with the risk. Mr. Li is a graduate of the Shanghai Ocean Shipping Institute (now known as the Shanghai Maritime University). Mr. Li earned his EMBA at China Europe International Business School in Beijing in 2010.  Mr. Li has the experience, qualifications, attributes and skills to qualify him to serve as a director.  His experience running the Company and its subsidiaries, his standing in the industry and his maritime education have all contributed to his knowledge of the business and his understanding of the shipping industry.  Because of this experience, we expect that he will act in the best interest of the Company.

Xie Xiaoyan. Ms. Xie has served as a Director of WLOL effective as of August 12, 2008 and as Chief Operating Officer of WLOL since September 26, 2008. In 1993, she joined the Company as a secretary. After that, she used to serve as a cashier and operation administrator. In 2000, she began to take charge of the operation and management of the fleet. Moreover, she also has a deep understanding and grasp of the international shipping market. She used to participate in the core work such as a series of ship-purchase and sales, exploration of the new market and new business and so on, and has built up a long-term steady cooperation relationship with prime clients and related companies in the industry. She is one of founders of the Company. Ms. Xie graduated from Jinzhou Normal College with a major in foreign languages in 1991.  Ms. Xie has the experience, qualifications, attributes and skills to qualify her to serve as a director.  Her experience operating and managing our fleet has contributed to her knowledge of the business and her understanding of the internationals shipping market.  Because of this experience, we expect that she will act in the best interest of the Company.

Xiao Liwu. Mr. Xiao has served as a Director of WLOL effective as of August 12, 2008. Mr. Xiao currently serves as President for Ningbo Penavico-ccl International Freight Forwarding Co. Ltd. in Ningbo, China and has served in such capacity for the past five (5) years. Xiao entered the logistics industry after graduating from Shanghai Maritime University in 1988. Mr. Xiao is considered a professional in the field of logistics. Mr. Xiao has the experience, qualifications, attributes and skills to qualify him to serve as a director.  His experience as President of a freight forwarding company and his maritime education, as well as his noted expertise in logistics have contributed to his knowledge of the business and his understanding of the shipping industry.  Because of this experience, we expect that he will act in the best interest of the Company.

Xie Kewei. Mr. Xie has served as a Director of WLOL effective as of August 12, 2008. Mr. Xie currently serves as Managing Director for China Container Line Co. Ltd. Shanghai Company and has served in such capacity since January 2002. Mr. Xie has devoting himself to the container transportation service for more than ten (10) years. He is also considered a professional in shipping industry. Mr. Xie earned his bachelor’s degree from Shanghai Maritime University at 1988. Mr. Xie has the experience, qualifications, attributes and skills to qualify him to serve as a director. His experience running a container line company, his maritime education and his noted expertise in the shipping industry have contributed to his knowledge of the business and his understanding of the shipping industry. Because of this experience, we expect that he will act in the best interest of the Company.

Si Zhaoqing. Mr. Si has served as a Director of WLOL effective as of August 12, 2008. Mr. Si currently serves as President of the China CITIC Bank branch in Jinzhou, Dalian and has served in such capacity since January 2008. Prior to that, Mr. Si served as Vice President of the Qingni branch of China CITIC Bank for five (5) years, during which Mr. Si was in charge of both the credit department and the accounting department. Mr. Si is an expert in financing and economic field and he is also a respected advisor. Mr. Si earned his bachelor’s degree from Dalian Fisheries University in 1982. Mr. Si has the experience, qualifications, attributes and skills to qualify him to serve as a director.  With his experience as a noted expert in finance and his service as President of the China CITIC Bank, as well as his maritime education, we expect that Mr. Si will act in the best interest of the Company.

Michelle Sun. Ms. Sun has served as a Director of WLOL effective as of August 12, 2008. Ms. Sun currently serves for Harrison Accounting Group, Inc. in California since 2000. Ms. Sun has extensive experience from a variety of client assignments, including those in manufacturing, real estate, construction, retail, transportation, medical and nonprofit industries. Ms. Sun has nearly 10 years of experience in the accounting field and is also a Certified Public Accountant in the State of California. Ms. Sun has the experience, qualifications, attributes and skills to qualify her to serve as a director.  With her experience as a CPA and with the transportation and shipping industry, we expect that she will act in the best interest of the Company.

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

	Ms. Xue	Mr. Li	Ms. Xie	Mr. Xiao	Mr. Xie	Mr. Si	Ms. Sun
Experience, Qualification, Skill or Attribute
Professional standing in chosen field	x	x	x	x	x	x	x
Expertise in shipping or related industry	x	x	x	x	x
Expertise in technology or related industry
Audit Committee Financial Expert (actual or potential)	x			x		x	x
Civic and community involvement
Other public company experience
Diversity by race, gender or culture
Specific skills/knowledge:
-shipping	x	x	x	x	x
-governance				x	x	x

Legal Proceedings

Unless otherwise indicated, to the knowledge of the Company after reasonable inquiry, no current director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice , acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material pending legal proceedings to which any of the individuals listed above is party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

The Board’s Role in Risk Oversight

The Board oversees our shareholders’ interest in the long-term health and the overall success of the Company and its financial strengths. The full Board is actively involved in overseeing risk management for the Company. It does so in part through discussion and review of our business, financial and corporate governance practices and procedures. The Board, as a whole, reviews the risks confronted by the Company with respect to its operations and financial condition, establishes limits of risk tolerance with respect to the Company’s activities and ensures adequate property and liability insurance coverage.

 Because of the role of the Board in the risk oversight of the Company, the Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to the Company’s operations. The Board recognizes that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations, and while the Board believes its current leadership structure enables it to effectively manage such risks, it was not the primary reason the Board selected its current leadership structure over other potential alternatives.  The Board implements its risk oversight function both as a whole and through its Committees. In particular:

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

Committees of our Board of Directors

As of January 19, 2009, our Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee established in accordance with the Exchange Act and NASDAQ rules.  During the fiscal year ended December 31, 2010, the Audit Committee met 3 times, the Compensation Committee met 1 time and the Corporate Governance and Nominating Committee met 1 time.  A brief description of each committee is set forth below.

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

Compensation Discussion and Analysis

The Company has a very basic compensation program for its officers as set forth in the summary compensation table below.  As of December 31, 2010, we did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

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

Summary Compensation Table

Name And Principal Function (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen- sation ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Xue Ying, Chief Executive Officer and Secretary	2010 2009 2008	160,280 150,000 150,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	160,280 150,000 150,000

Li Honglin, President	2010 2009 2008	150,000 150,000 150,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	150,000 150,000 150,000

Jing Yan, Chief Financial Officer	2010 2009 2008	105,680 120,000 120,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	105,680 120,000 120,000

Xie Xiaoyan, Chief Operating Officer	2010 2009 2008	80,000 80,000 80,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	80,000 80,000 80,000

Executive Compensation – Narrative Disclosure

The Company did not provide compensation to executive officers other than the standard compensation arrangement set forth in the table above.

Director Compensation

We did not provide any compensation to our Directors during the fiscal year ended December 31, 2010. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

Additional Narrative Disclosure

Employment Agreements

There are currently no employment agreements by and between WLOL and its officers, directors or employees.

Benefit Plans

During the fiscal year ended December 31, 2010, we had no stock option, retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees, however our Board may recommend adoption of one or more such programs in the future.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of our common stock, all directors individually and all directors and officers as a group as of March 29, 2011. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class(2)
Li Honglin, Chairman of the Board and President	0	160,387,500	(3)	160,387,500	(3)	82.25%
Xue Ying, Chief Executive Officer, Secretary and Director	0	160,387,500	(4)	160,387,500	(4)	82.25%
Jing Yan, Chief Financial Officer	0	0		0		0%
Xie Xiaoyan, Director	0	0		0		0%
Xiao Liwu, Director	0	0		0		0%
Xie Kewei, Director	0	0		0		0%
Si Zhaoqing, Director	0	0		0		0%
Michelle Sun, Director	0	0		0		0%
ALL DIRECTORS AND OFFICERS AS A GROUP (8 PERSONS):	0	160,387,500		160,387,500		82.25%
Pioneer Creation Holdings Limited 2nd Floor, Abbott Building Road Town Tortola British Virgin Islands	160,387,500			160,387,500		82.25%

(1)	Unless otherwise noted, each beneficial owner has the same address as WLOL.

(2)
Applicable percentage of ownership is based on 195,000,000 shares of our common stock outstanding as of March 29, 2011 (post forward split), together with securities exercisable or convertible into shares of common stock within sixty (60) days of March 29, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Li Honglin may be considered to beneficially own 80,193,750 shares (post forward split) by virtue of his 50% ownership in Pioneer Creation Holdings Limited and 80,193,750 shares (post forward split) by virtue of his spouse’s (Xue Ying’s) 50% ownership in Pioneer Creation Holdings Limited, which beneficially owns 160,387,500 shares (post forward split) of our common stock.

(4)
Xue Ying may be considered to beneficially own 80,193,750 shares (post forward split) by virtue of her 50% ownership in Pioneer Creation Holdings Limited and 80,193,750 shares (post forward split) by virtue of her spouse’s (Li Honglin’s) 50% ownership in Pioneer Creation Holdings Limited, which owns 160,387,500 shares (post forward split) of our common stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Due From Related Parties	December 31, 2010	December 31, 2009

Winland Container Lines Ltd.	$1,423,455	$1,097,384
Dalian Winland Group Co., Ltd	-	16,113
Due from employees	-	146
Total due from related parties	$1,423,455	$1,113,643

Due To Related Parties	December 31, 2010	December 31, 2009

Dalian Winland Group Co., Ltd	$2,063,948	$-
Dalian Winland Shipping Co., Ltd	42,495	-
Dalian Master Well Ship Management Co., Ltd	28,824	7,200
Winland Shipping Japan Co., Ltd	5,517	13,707
Rich Forth Investment Limited	1,517,595	-
Total due to related parties	$3,658,379	$20,907

Winland Container Lines Ltd. is controlled by the relatives of the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the years ended December 31, 2010 and 2009, the Company recognized charter income for the vessel Winland Dalian of $153,507 and $0, respectively; the Company recognized service revenues of $2,164,073 and $1,361,558, respectively. For the years ended December 31, 2010 and 2009, the Company paid $24,556,744 and $3,586,440 of expenses to ports, and received $26,572,089 and $4,609,946 of payments from ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balances at December 31, 2010 and 2009 are interest-free, unsecured and they were subsequently settled.

Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $6,440,547 and $27,746,305 of expenses on behalf of DWIG for the years ended December 31, 2010 and 2009, respectively. The Company collected $8,430,902 and $27,112,627 on behalf of DWIG for the years ended December 31, 2010 and 2009, respectively. The Company recognized interest expense of $92,200 and $90,680 for the years ended December 31, 2010 and 2009, respectively. The outstanding balances at December 31, 2010 and 2009 are interest-free, unsecured and have no fixed repayment term.

Due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from employees primarily represent advances to sales personnel for business and travel related expenses.

Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. It operated one and two vessels for the Company for the years ended December 31, 2010 and 2009, respectively. The vessel management fees were $18,000 and $30,000 for the years ended December 31, 2010 and 2009, respectively. The rental fees for the office of the Company were $44,194 and $0 for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, on behalf of DWSC, the Company paid $2,234,843 and $195,407, and received $2,155,825 and $1,274,413, respectively. The Company recognized interest expense of $58,369 and $57,407 for the years ended December 31, 2010 and 2009, respectively. Also see Note 10. The outstanding balance at December 31, 2010 is interest-free, unsecured and has no fixed repayment term.

Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. It operates as the vessel management company for the Company. The vessel management fees for the years ended December 31, 2010 and 2009 were $232,200 and $229,800, respectively. The Company paid $217,116 and $341,763 on behalf of Dalian Master Well Ship Management Co., Ltd, for the years ended December 31, 2010 and 2009, respectively. The Company collected $6,540 and $70,548 on behalf of Dalian Master Well Ship Management Co., Ltd, for the years ended December 31, 2010 and 2009, respectively. The outstanding balances at December 31, 2010 and 2009 are interest-free, unsecured, and have no fixed repayment term.

Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $15,674 and $685,079 for the years ended December 31, 2010 and 2009, respectively. The Company paid $71,322 and $743,846, and received $47,951 and $0 on behalf of Winland Shipping Japan Co., Ltd, for the years ended December 31, 2010 and 2009, respectively. The outstanding balances at December 31, 2010 and 2009 are interest-free, unsecured and have no fixed repayment term.

Rich Forth Investment Limited is controlled by the relatives of the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee was $52,200 and $0 for the years ended December 31, 2010 and 2009, respectively. The Company paid $416,679 and $0, and collected $1,651,015 and $0 for the years ended December 31, 2010 and 2009, respectively. The Company recognized interest expense for long-term notes payable of $231,160 and $0 for the years ended December 31, 2010 and 2009, respectively. The outstanding balance at December 31, 2010 is interest-free, unsecured and has no fixed repayment term.

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

	2009	2010
Audit fees	$295,000	$340,000
Audit related fees	-	-
Tax fees	3,000	3,000
Other fees	-	-
Total	$298,000	$343,000

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee of the Board of Directors during the fiscal year ended December 31, 2010.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated August 12, 2008, by and among Trip Tech, Inc., SkyAce Group Limited and Pioneer Creation Holdings Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.1	Articles of Incorporation of Trip Tech, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on May 14, 2007

3.2	Amended and Restated Bylaws of Trip Tech, Inc. dated as of August 27, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2008

3.3	Memorandum and Articles of Association of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.4	Certificate of Incorporation of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.5	Memorandum and Articles of Association of Plentimillion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.6	Certificate of Incorporation of Plentimilllion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.7	Memorandum and Articles of Association of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.8	Certificate of Incorporation of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.9	Memorandum and Articles of Association of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.10	Certificate of Incorporation of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.11	Articles of Association of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.12	Certificate of Incorporation of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.13	Certificate of Correction to Trip Tech’s Articles of Incorporation, dated August 11, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.14	Certificate of Amendment to Certificate of Incorporation of the Company, dated September 24, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2008

3.15	Certificate of Corporate Resolutions Designating Series A Preferred Stock of the Company, dated August 12, 2008	Incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2009

3.16	Certificate of Amendment to Certificate of Incorporation of the Company, dated March 11, 2011 (name change, increase of authorized and forward split)	Incorporation by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 28, 2011

10.1	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland International	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.2	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland Logistics	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.3	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Shipping Online	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.4	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Winland International Shipping Agency Co., Ltd. and Dalian Winland Group Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

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

WINLAND OCEAN SHIPPING CORP.
Date: _March 30, 2011

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

Signatures	Title	Date

Chief Executive Officer,
/s/ Xue Ying	Principal Executive Officer,
Name: Xue Ying	Secretary and Director	March 30, 2011

/s/ Li Honglin	Chairman of the Board and
Name: Li Honglin	President	March 30, 2011

Chief Financial Officer and
/s/ Jing Yan	Principal Financial and
Name: Jing Yan	Accounting Officer	March 30, 2011

/s/ Xie Xiaoyan
Name: Xie Xiaoyan	Director	March 30, 2011

/s/ Xiao Liwu
Name: Xiao Liwu	Director	March 30, 2011

/s/ Xie Kewei
Name: Xie Kewei	Director	March 30, 2011

/s/ Si Zhaoqing
Name: Si Zhaoqing	Director	March 30, 2011

/s/ Michelle Sun
Name: Michelle Sun	Director	March 30, 2011

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009	F-3 - F-4

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009	F-5 F-6

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009	F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009	F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Winland Ocean Shipping Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Winland Ocean Shipping Corp. (formerly Winland Online Shipping Holdings Corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winland Ocean Shipping Corp. and subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
March 30, 2011

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$12,691,496	$3,530,724
Accounts receivable	2,461,335	1,881,584
Inventories	1,771,838	1,839,146
Prepayments	964,152	688,117
Other receivables and other assets	887,081	683,010
Deferred tax assets	-	1,538
Due from related parties	1,423,455	1,113,643
Total current assets	20,199,357	9,737,762

Vessels, net	39,476,824	42,597,403
Vessels under construction	47,700,567	-
Fixed assets, net	136,270	151,041
Deferred dry dock fees, net	8,027,857	9,311,647
Deferred tax assets	34	-
Other intangible assets	3,657	3,657
Total long-term assets	95,345,209	52,063,748

TOTAL ASSETS	$115,544,566	$61,801,510

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2010	December 31, 2009

CURRENT LIABILITIES
Accounts payable	$8,062,374	$6,893,862
Short-term bank loan	1,512,450	1,170,070
Current portion of long-term loans	6,627,576	4,128,908
Current portion of long-term notes payable, net of discount of $589,740 and $693,012 at December 31, 2010 and 2009, respectively	2,906,832	3,326,132
Advances from customers	947,442	793,334
Payroll payable	1,401,048	903,964
Due to related parties	3,658,379	20,907
Taxes payable	39,743	51,250
Deferred revenue	175,501	159,688
Other current and accrued liabilities	2,864,728	2,375,613
Total current liabilities	28,196,073	19,823,728

LONG-TERM LIABILITIES
Long-term loans	40,031,919	15,359,535
Long-term notes payable (including related parties), net of discount of $817,430 and $1,407,170 at December 31, 2010 and 2009, respectively	17,046,348	2,541,441
Payable to ship builder	2,850,000	-
Deferred tax liabilities	-	1,150
Total long-term liabilities	59,928,267	17,902,126

TOTAL LIABILITIES	88,124,340	37,725,854

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 per share; 400,000,000 shares authorized, 195,000,000 shares issued and outstanding	195,000	195,000
Additional paid-in capital	3,257,966	3,257,966
Accumulated other comprehensive income	919,494	716,805
Retained earnings	23,047,766	19,905,885
Total Shareholders’ Equity	27,420,226	24,075,656

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,544,566	$61,801,510

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUES	$74,319,289	$50,178,721

COSTS AND EXPENSES
Vessel operating costs	55,550,118	40,200,329
Service costs	3,109,900	3,423,667
Vessel impairment loss	297,420	-
Depreciation and amortization	6,460,028	7,481,360
General and administrative expenses	3,848,743	4,106,919
Selling expenses	418,831	343,289
TOTAL COSTS AND EXPENSES	69,685,040	55,555,564

OTHER EXPENSES

Interest expense, net	1,325,303	627,836
Other expense, net	109,876	649,731

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,199,070	(6,654,410)

INCOME TAX EXPENSE	57,189	90,084

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,141,881	(6,744,494)

DISCONTINUED OPERATIONS

Gain from disposition of discontinued operation	-	5,195
Loss from discontinued operation	-	(219,656)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(214,461)

NET INCOME (LOSS)	3,141,881	(6,958,955)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation gain (loss)	202,689	(41,706)

COMPREHENSIVE INCOME (LOSS)	$3,344,570	$(7,000,661)

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Weighted average shares outstanding
- Basic	195,000,000	195,000,000
- Diluted	195,000,000	195,000,000

Income (loss) from continuing operations per share
- Basic	$0.02	$(0.03)
- Diluted	$0.02	$(0.03)

Loss from discontinued operations per share
- Basic	$0.00	$(0.00)
- Diluted	$0.00	$(0.00)

Net income (loss) per share
- Basic	$0.02	$(0.04)
- Diluted	$0.02	$(0.04)

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE AT JANUARY 1, 2009	-	$-	195,000,000	$195,000	$3,257,966	$758,511	$26,864,840	$31,076,317

Foreign currency translation loss	-	-	-	-	-	(41,706)	-	(41,706)

Net loss	-	-	-	-	-	-	(6,958,955)	(6,958,955)

BALANCE AT JANUARY 1, 2010	-	$-	195,000,000	$195,000	$3,257,966	$716,805	$19,905,885	$24,075,656

Foreign currency translation gain	-	-	-	-	-	202,689	-	202,689

Net income	-	-	-	-	-	-	3,141,881	3,141,881

BALANCE AT DECEMBER 31, 2010	-	$-	195,000,000	$195,000	$3,257,966	$919,494	$23,047,766	$27,420,226

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,141,881	$(6,958,955)
Net loss from discontinued operation	-	214,461
Income (loss) from continuing operations	3,141,881	(6,744,494)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,972,752	3,473,518
Amortization of deferred dry dock fees	3,487,276	4,007,842
Discount on long-term notes payable	693,012	200,189
Loss on disposal of fixed assets	6,038	-
Deferred taxes	354	(193)
Vessel impairment loss	297,420	-

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	(579,751)	(161,985)
Inventories	67,308	721,498
Prepayments	(276,035)	78,119
Other receivables and other assets	(204,072)	(625,049)
Deferred revenue	15,813	62,183
Deferred dry dock fees	(2,203,486)	(2,367,612)

Increase (Decrease) In:
Accounts payable	1,168,512	1,768,336
Advance from customers	154,108	163,739
Accrued expenses	-	(503,143)
Payroll payable	497,084	-
Tax payable	(11,507)	41,542
Other current and accrued liabilities	489,115	1,073,396
Net cash provided by continuing operations	9,715,822	1,187,886

Net cash provided by discontinued operation	-	1,192,313

Net cash provided by operating activities	9,715,822	2,380,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of a vessel	-	(20,881,125)
Payments for vessels under construction	(4,800,567)	-
Purchases of fixed assets	(64,897)	(16,700)
Proceeds from disposition of discontinued operation, net	-	1,272,685
Net cash used in investing activities	(4,865,464)	(19,625,140)

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	$342,380	$1,170,070
Repayments of long-term loans	(4,128,948)	(3,140,991)
Proceeds from long-term loan	5,700,000	14,490,000
(Repayments of)/proceeds from long-term notes payable	(1,057,405)	2,439,523
Proceeds from/(repayments to) related parties	3,327,660	(2,374,819)
Net cash provided by financing activities	4,183,687	12,583,783

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,034,045	(4,661,158)
Effect of exchange rate changes on cash	126,727	(41,706)
Cash and cash equivalents at beginning of year	3,530,724	8,233,588

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,691,496	$3,530,724

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$2,067,577	$627,836
Income taxes paid	$62,379	$44,287

SUPPLEMENTARY NON-CASH DISCLOSURES:

1.	During the year ended December 31, 2010, payments for vessels under construction of $40,050,000 was facilitated through proceeds from long-term loans of $25,600,000 and notes payable of $14,450,000.

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Trip Tech, Inc. (“Trip Tech”) was incorporated under the laws of Texas on November 17, 2006. On September 23, 2008, Trip Tech changed its name to Winland Online Shipping Holdings Corporation. On March 22, Winland Online Shipping Holdings Corporation changed its name to Winland Ocean Shipping Corp. (“WLOL”).

On August 12, 2008, WLOL entered into a share exchange agreement with SkyAce Group Limited (“SkyAce”) and Pioneer Creation Holdings Limited (“PCH”). PCH is the sole shareholder of SkyAce. As a result of the share exchange, WLOL acquired all of the issued and outstanding securities of SkyAce from PCH in exchange for 115,387,500 newly-issued shares of WLOL’s common stock, par value $0.001 per share and 1,000,000 shares of Series A Preferred Stock, which such Preferred Shares would be converted into 45,000,000 shares of Common upon WLOL amending its Articles of Incorporation to sufficiently increase the number of authorized shares of Common Stock in order to effect such issuance. SkyAce became a wholly-owned subsidiary of WLOL. At the time of the merger, WLOL had 34,612,500 shares of common stock. On September 23, 2008, the authorized shares were increased to 200,000,000 shares. On Octobers 23, 2008, 1,000,000 shares of preferred stock, par value of $0.001 were converted into 45,000,000 shares of common stock. As a result, the total outstanding shares of common stock increased to 195,000,000, and PCH owned 82.25% of the voting capital stock of WLOL.

On March 28, 2011, the Company declared to (i) effect a 1.5-for-1 forward stock split of the Company’s common stock; (ii) increase the number of authorized shares of common stock from 200,000,000 shares to 400,000,000 shares. As a result, all the amounts in the accompanying consolidated financial statements for the years ended December 31, 2010 and 2009 have been restated to give effect to the 1.5-for-1 forward stock split.

WLOL and subsidiaries (the “Company”) are mainly engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels and chartering brokerage services. The Company is also engaged in a comprehensive range of online and off-line international shipping agency and freight forwarding services.

2.	LIQUIDITY

The Company had a working capital deficit of $7,996,716 as of December 31, 2010. To increase its cash resources, the Company obtained a short-term bank loan of $1,512,450 (see Note 8). To improve liquidity, the Company obtained written commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The audited consolidated financial statements of Winland Ocean Shipping Corp. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to the requirements for reporting on Form 10-K.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of WLOL and its subsidiaries and variable interest entities (“VIEs”) (the “Company”) as follows:

I. Subsidiaries and Holding Companies:

a)	SkyAce is a wholly-owned subsidiary of WLOL and incorporated under the law of British Virgin islands (“BVI”).

b)	Plentimillion Group Limited (“PGL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

c)	Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

d)	Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of BSL.

e)	Beijing Huate Xingye Technology Limited (“Huate”) is registered in the People’s Republic of China (“PRC”) on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

II. Subsidiaries of PGL - Businesses in transportation and chartering:

f)	Winland Shipping Co., Limited, is registered in Hong Kong.

g)	Win Star Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines (“S.V.G.”).

h)	Bodar Shipping Co., Limited, is incorporated and registered in S.V.G.

i)	Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong,

j)	Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

k)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

m)	Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

n)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering business of vessels.

o)	Bestline Shipping Limited is registered in Hong Kong, managing chartering business of vessels.

p)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

q)	Win Glory S.A. is incorporated in Panama, registered in Hong Kong.

r)	Win Grace Shipping Co., Limited is incorporated and registered in Malta.

s)	Win Hope Shipping Co., Limited is incorporated and registered in Malta.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation (Continued)

II. Subsidiaries of PGL - Businesses in transportation and chartering (Continued)

t)	Win Moony Shipping Co., Limited is incorporated and registered in Malta.

u)	Bodar Shipping S.A. is incorporated and registered in Panama.

v)	Win Moony Shipping S.A. is incorporated and registered in Panama.

w)	Bao Shun Shipping S.A. is incorporated and registered in Panama.

x)	Winland International Shipping Co., Limited is incorporated and registered in Hong Kong.

y)	Kin Ki International Industrial Limited is incorporated and registered in BVI.

z)	Fon Tai Shipping Co., Limited is incorporated and registered in Hong Kong.

aa)	Won Lee Shipping Co., Limited is incorporated and registered in Hong Kong.

bb)	Win Ever Shipping S.A. is incorporated and registered in Panama.

cc)	Win Bright Shipping S.A. is incorporated and registered in Panama.

III. VIEs - Businesses in Shipping Agency, Freight Forwarding and Online Services:

To comply with PRC laws and regulations, the Company provides substantially all its shipping agency and freight forwarding services and online services in China. These VIEs are wholly-owned by certain related parties or directors of the Company.

The following is a summary of the VIEs of the Company:

dd)	Dalian Winland International Shipping Agency Co. Ltd. (“DWIS”) is incorporated under the laws of the PRC. The principal activity of DWIS is shipping agency services.

ee)	Dalian Winland International Logistic Co. Ltd. (“DWIL”) is incorporated under the laws of PRC. The principal activity of DWIL is freight forwarding services.

ff)	Dalian Shipping Online Network Co. Ltd. (“DSON” or “Shipping Online”) is incorporated under the laws of PRC. The principal activities of DSON are providing online service for the members.

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

In February 2011, the Company terminated the technical service agreements. See Note 15.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Principles of Consolidation (Continued)

The Company applied the provision of Financial Accounting Stardard Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation of Variable Interest Entities, a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIEs’ residual returns. As a result, DWIS, DWIL and DSON became the Company’s VIEs since January 1, 2008.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements:

	December 31, 2010	December 31, 2009
Total assets	$11,935,381	$9,358,373
Total liabilities	$9,126,427	$6,007,593

	For the Year Ended December 31,
	2010	2009
Revenue	$4,327,830	$4,457,287
Net loss	$(744,514)	$(455,499)

Inter-company balances and transactions have been eliminated in consolidation.

(c)	Concentrations

The Company’s major customers who accounted for the following percentages of total revenue and accounts receivable are as follows:

	Sales		Accounts Receivable
Major Customers	For The Year Ended December 31, 2010	For The Year Ended December 31, 2009	December 31, 2010	December 31, 2009
G U Shipping Pte., Ltd.	22.88%	-	14.64%	-

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Year Ended December 31, 2010	For The Year Ended December 31, 2009	December 31, 2010	December 31, 2009
A/S Dan-Bunkering Ltd.	25.71%	18.42%	0.35%	7.31%
Raffles Bunkering Pte Ltd.	14.61%	17.87%	1.32%	-
United Bunkering & Trading (HK) Ltd.	13.30%	9.97%	4.07%	-
Chimbusco Pan Nation Petro-Chemical Co., Ltd.	12.92%	-	1.32%	-
World Fuel Services	10.79%	-	-	-

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 as of December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term bank loans and notes payable	$66,612,675	$-	$66,612,675	$-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known PRC and international institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.

The carrying amounts of other financial assets and liabilities, such as accounts receivable, prepayments, other receivables and other assets, due from related parties, accounts payable, current portion of long-term bank loans and notes payable, advance from customers, payroll payable, due to related parties, due to VIEs and other payables and accrued liabilities approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term bank loans and notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loans and notes payable was not significantly different from the carrying value at December 31, 2010.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

(g)	Accounts Receivable

Accounts receivable include receivables from shippers and ship owners, net of a provision for doubtful accounts. At each balance sheet date, potentially uncollectible accounts are assessed individually for purposes of determining the appropriate provision for doubtful accounts. At December 31, 2010 and 2009, the Company has no allowance for doubtful accounts.

(h)	Vessels and Depreciation Policy

Vessels are carried at cost less accumulated depreciation and impairment losses. Vessels are stated as cost which consists of the contract price of the directly purchased vessels or present value of minimum lease payments for the vessels acquired by capital lease, and any direct expenditure incurred upon acquisition for major improvements and delivery. The Company recorded an impairment loss of $297,420 for vessel Andong. Its carrying value for the years ended December 31, 2010 and 2009 was $1,773,848 and $2,164,683, respectively. Also see Note 4.

Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated residual value.  The residual value ranges from 0.4% to 6% of the imputed original cost at the date of initial delivery of each vessel from the shipyard to the original owner. Management estimates the useful lives of the vessels to be 25 years from the date of initial delivery of each vessel from the shipyard to the original owner. As all the vessels were second hand, the Company specified the depreciation periods by deducting the periods used before purchase from 25 years.

The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Expenditures for routine maintenance and repairs are expensed as incurred.

(i)	Vessels Under Construction

Vessels under construction are stated at cost. They are not depreciated until the vessels are completed and ready for use. Interest and finance costs relating to vessels, barges and other equipment under construction are capitalized to properly reflect the cost of assets acquired. The capitalized interest as part of vessels under construction was $942,823 for the year ended December 31, 2010.

(j)	Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life, using the straight-line method. Estimated useful lives are 5 years for motor vehicles and office equipment.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Fixed assets depreciation expense for the years ended December 31, 2010 and 2009 was $83,582 and $96,437, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Dry Dock Fees

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

(l)	Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360-10-35-17. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

In 2010, the Company assessed the recoverability of the carrying value of vessel Andong which resulted in an impairment loss of $297,420. The loss reflects the amount by which the carrying value of the vessel exceeds its estimated fair value determined by its discounted future cash flows. The impairment loss is recorded as a component of costs and expenses in operations in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2010. See Note 4.

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

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $231,457 and $125,372 were charged to operations for the years ended December 31, 2010 and 2009, respectively.

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

(p)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the years ended December 31, 2010 and 2009.

(q)	Foreign Currency Translation

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

	December 31, 2010	December 31, 2009
Year end RMB: US$ exchange rate	6.6118	6.8372
Average yearly RMB: US$ exchange rate	6.7245	6.8457

(r)	Comprehensive Income (Loss)

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

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)	Reporting Segments

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative threshold or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that there are three reportable segments: (1) Dry bulk shipping and (2) Chartering brokerage, and (3) Other activities segment.

Dry Bulk Shipping Service - Dry bulk shipping service operates a fleet of twelve vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 59% and 50% of combined operating revenues for the years ended December 31, 2010 and 2009, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for shipping companies and shippers. The segment contributed 35% and 41% of consolidated operating revenues for the years ended December 31, 2010 and 2009, respectively.

Other activities - Other activities segment comprises shipping agency and freight forwarding services, and online services. Shipping agency and freight forwarding service provides transportation and logistic services to shippers in the PRC. Online services provide internet services for members. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under ASC 280-10, Disclosures about Segments of an Enterprise and Related Information. Other activities segment contributed 6% and 9% of consolidated operating revenues for the years ended December 31, 2010 and 2009, respectively. Also see Note 13.

(t)	New Accounting Pronouncements

No new accounting pronouncement has been adopted that will have a material effect on the consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

4.	VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of December 31, 2010 and 2009. Two of them denoted (a) were acquired through the long-term loan, also see Note 9; nine vessels denoted (b) were acquired through capital leases; one vessel denoted (c) was acquired through the long-term loan and long-term note payable, also see Notes 8 and 9; one vessel denoted (d) was acquired through the long-term notes payable from related parties and owned by VIEs, also see Notes 8 and 9. Vessel denoted (d) was recognized an impairment loss of $297,420 and $0 for the years ended December 31, 2010 and 2009, respectively. Also see Note 3(l).

The vessels of the Company consist of the following:

		December 31, 2010	December 31, 2009
At cost:
Win Hope	(b)	$2,679,285	$2,679,285
Win Ever	(b)	1,737,966	1,737,966
Win Bright	(b)	1,739,258	1,739,258
Win Eagle	(b)	3,560,852	3,560,852
Win Glory	(b)	2,503,697	2,503,697
Win Grace	(b)	3,677,861	3,677,861
Win Moony	(b)	3,682,178	3,682,178
Win Star	(b)	3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Andong	(d)	2,760,221	2,961,739
Baoshun	(c)	20,881,125	20,881,125
		$74,287,623	$74,489,141

		December 31, 2010	December 31, 2009
Less: Accumulated depreciation
Win Hope	(b)	$2,250,597	$2,009,463
Win Ever	(b)	1,564,169	1,564,169
Win Bright	(b)	1,565,332	1,565,332
Win Eagle	(b)	3,204,767	3,204,767
Win Glory	(b)	2,253,328	2,119,201
Win Grace	(b)	3,310,075	3,310,075
Win Moony	(b)	3,313,961	3,313,961
Win Star	(b)	3,002,940	3,002,940
Winland Dalian	(a)	5,837,805	4,743,216
Win Honey	(a)	1,776,094	1,522,969
Bodar	(b)	4,486,897	4,486,897
Andong	(d)	986,373	797,056
Baoshun	(c)	1,258,461	251,692
		$34,810,799	$31,891,738
Vessels, net		$39,476,824	$42,597,403

Vessel depreciation expense for the years ended December 31, 2010 and 2009 was $2,889,170 and $3,377,081, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

4.	VESSELS (CONTINUED)

The Company pledged the following vessels as collateral against long-term loans. Also see Note 8.

	December 31, 2010	December 31, 2009
Net Book Value
Winland Dalian	$12,405,334	$13,499,923
Win Honey	2,723,906	2,977,031
Baoshun	19,622,664	20,629,433
Total	$34,751,904	$37,106,387

Insurance Costs:

There are four kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

		Premium Expense
Insurance	Coverage	For The Year Ended December 31,
		2010	2009
Hull insurance	$66,520,000	$1,065,565	$1,017,985
Protection & indemnity insurance	94,740,000	1,100,599	1,010,180
Freight demurrage and defense insurance		108,532	95,058
Delay insurance		88,584	47,970
Total		$2,363,280	$2,171,193

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the consolidated statements of income and comprehensive income for the years ended December 31, 2010 and 2009. Annual premium expenses were $2,363,280 and $2,171,193 for the years ended December 31, 2010 and 2009, respectively. The prepayment for insurance was $0 and $26,950 as of December 31, 2010 and 2009, respectively.

5.	VESSELS UNDER CONSTRUCTION

The Company entered an agreement on May 20, 2010 to transfer two Novation Agreements dated August 15, 2009 with reference made to two ship building contracts previously executed on December 6, 2006 between a third party and the ship builder for the construction of vessels HT073 and HT074. The contract amount of $29,950,000 for each vessel included the ship building contract price of $28,500,000 due to the ship yard and a contract transfer fee of $1,450,000 due to Rich Forth Investment Limited (“Rich”), a related party which is controlled by the relative of the Chairman of the Company. The contract transfer fees reimbursed Rich for costs incurred in connection with building the ships, including a finder’s fee and interest that Rich paid to third parties for amounts borrowed to pay the finder’s fee. The amounts shown in the accompanying consolidated balance sheets include milestone installments related to the ship building contract term, contract transfer fees, other direct costs incurred during the construction periods, and capitalized interest, all of which are capitalized to properly reflect the cost of assets acquired and not depreciated until the vessels are completed and ready for use. Vessels under construction as of December 31, 2010 consist of the following (also see Notes 8, 9 and 11):

Vessel Name	Delivery Date	Contract Amount	Construction Costs	Other Direct Costs	Finder’s Fees	Capitalized Interest	Total
HT073	January 2011	$29,950,000	$28,500,000	$648,503	$1,425,000	$512,628	$31,086,131
HT074	April, 2011	$29,950,000	$14,250,000	$509,241	$1,425,000	$430,195	$16,614,436
Total		$59,900,000	$42,750,000	$1,157,744	$2,850,000	$942,823	$47,700,567

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

6.	DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	December 31, 2010	December 31, 2009
Cost	$15,800,781	$17,608,753
Less: Accumulated amortization	7,772,924	8,297,106
Deferred dry dock fees, net	$8,027,857	$9,311,647

Amortization expense for the next five years and thereafter is as follows:

Years Ended December 31,	Amount
2011	$3,130,406
2012	2,430,874
2013	1,672,910
2014	598,867
2015	194,800
Total	$8,027,857

The roll-forward of the beginning and ending balance of deferred dry dock fees consist of the following:

	December 31, 2010	December 31, 2009
Beginning balance	$9,311,647	$11,034,686
Addition of deferrals	2,203,486	2,284,803
Less: Amortization expense	(3,487,276)	(4,007,842)
Deferred dry dock fees, net	$8,027,857	$9,311,647

The Company’s vessels are required to be drydocked approximately every 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Cost deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard, cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise, and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. Amortization expense for drydocking for the years ended December 31, 2010 and 2009 was $3,487,276 and $4,007,842, respectively. All other costs incurred during drydocking are expensed as incurred.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

7.	DUE FROM/TO RELATED PARTIES

Due from/to related parties consist of the following:

(I) Due From Related Parties		December 31, 2010	December 31, 2009

Winland Container Lines Ltd.	a)	$1,423,455	$1,097,384
Dalian Winland Group Co., Ltd	b)	-	16,113
Due from employees	c)	-	146
Total due from related parties		$1,423,455	$1,113,643

(II) Due To Related Parties		December 31, 2010	December 31, 2009

Dalian Winland Group Co., Ltd	b)	$2,063,948	$-
Dalian Winland Shipping Co., Ltd	d)	42,495	-
Dalian Master Well Ship Management Co., Ltd	e)	28,824	7,200
Winland Shipping Japan Co., Ltd	f)	5,517	13,707
Rich Forth Investment Limited	g)	1,517,595	-
Total due to related parties		$3,658,379	$20,907

a)
Winland Container Lines Ltd. is controlled by the relatives of the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the years ended December 31, 2010 and 2009, the Company recognized charter income for the vessel Winland Dalian of $153,507 and $0, respectively; the Company recognized service revenues of $2,164,073 and $1,361,558, respectively. For the years ended December 31, 2010 and 2009, the Company paid $24,556,744 and $3,586,440 of expenses to ports, and received $26,572,089 and $4,609,946 of payments from ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balances at December 31, 2010 and 2009 are interest-free, unsecured and they were subsequently settled.

b)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $6,440,547 and $27,746,305 of expenses on behalf of DWIG for the years ended December 31, 2010 and 2009, respectively. The Company collected $8,430,902 and $27,112,627 on behalf of DWIG for the years ended December 31, 2010 and 2009, respectively. The Company recognized interest expense of $92,200 and $90,680 for the years ended December 31, 2010 and 2009, respectively. Also see Note 10. The outstanding balances at December 31, 2010 and 2009 are interest-free, unsecured and have no fixed repayment term.

c)
Due from employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from employees primarily represent advances to sales personnel for business and travel related expenses.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

7.	DUE FROM/TO RELATED PARTIES (CONTINUED)

d)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. It operated one and two vessels for the Company for the years ended December 31, 2010 and 2009, respectively. The vessel management fees were $18,000 and $30,000 for the years ended December 31, 2010 and 2009, respectively. The rental fees for the office of the Company were $44,194 and $0 for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, on behalf of DWSC, the Company paid $2,234,843 and $195,407, and received $2,155,825 and $1,274,413, respectively. The Company recognized interest expense of $58,369 and $57,407 for the years ended December 31, 2010 and 2009, respectively. Also see Note 10. The outstanding balance at December 31, 2010 is interest-free, unsecured and has no fixed repayment term.

e)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. It operates as the vessel management company for the Company. The vessel management fees for the years ended December 31, 2010 and 2009 were $232,200 and $229,800, respectively. The Company paid $217,116 and $341,763 on behalf of Dalian Master Well Ship Management Co., Ltd, for the years ended December 31, 2010 and 2009, respectively. The Company collected $6,540 and $70,548 on behalf of Dalian Master Well Ship Management Co., Ltd, for the years ended December 31, 2010 and 2009, respectively. The outstanding balances at December 31, 2010 and 2009 are interest-free, unsecured, and have no fixed repayment term.

f)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $15,674 and $685,079 for the years ended December 31, 2010 and 2009, respectively. The Company paid $71,322 and $743,846, and received $47,951 and $0 on behalf of Winland Shipping Japan Co., Ltd, for the years ended December 31, 2010 and 2009, respectively. The outstanding balances at December 31, 2010 and 2009 are interest-free, unsecured and have no fixed repayment term.

g)
Rich Forth Investment Limited is controlled by the relatives of the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee was $52,200 and $0 for the years ended December 31, 2010 and 2009, respectively. The Company paid $416,679 and $0, and collected $1,651,015 and $0 for the years ended December 31, 2010 and 2009, respectively. The Company recognized interest expense for long-term notes payable of $231,160 and $0 for the years ended December 31, 2010 and 2009, respectively. The outstanding balance at December 31, 2010 is interest-free, unsecured and has no fixed repayment term. Also see Note 9 for long-term notes payable to related parties.

8.	SHORT-TERM BANK LOAN

The Company obtained a short-term bank loan from Dalian Bank for $1,512,450 on November 4, 2010. The loan principal is due October 21, 2011. The interest payment is due monthly at an annual interest rate of 7.784%. The loan is guaranteed by Dalian Guo Tou Investment Co., an unrelated party, and Dalian Winland Group Co., Ltd., a related party of the Company. See Note 2.

The Company obtained a short-term bank loan from Shanghai Pudong Development Bank for $1,170,070 on July 10, 2009. The loan principal was paid off on July 6, 2010.

Interest expense from short-term bank loans was $51,961 and $29,820 for the years ended December 31, 2010 and 2009, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

9.	LONG-TERM LOANS

Long-term loans consist of the following:

	December 31, 2010	December 31, 2009
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (2.03% at December 31, 2010), secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$1,407,792	$3,519,456

Due on July 21, 2012, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (2.03% at December 31, 2010), secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	1,108,298	1,808,306

Term of the loan is 7 years with interest at the 1-month JPY LIBOR plus 2.30% per annum (2.44% at December 31, 2010), monthly payment composed of principal and interest is fixed at $109,773, initial payment on October 24, 2009, secured by the vessel Baoshun (also see Note 4).	12,843,405	14,160,681

Loan facility of $37,000,000 from China Merchants Bank:
Drawdown from the loan facilities due on September 21, 2012, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.80% at December 31, 2010). The principal payment is fixed at $497,500 quarterly for 5 quarters, starting from June 21, 2011, with final payment of $312,500 on September 21, 2012. The interest is accrued from June 29, 2010 and paid quarterly starting December 21, 2010 till the principal is paid. The loan is secured by the vessel HT074, and guaranteed by the Chairman and the CEO of the Company (also see Note 5).	14,200,000	-

Drawdown from the loan facilities due on June 21, 2014, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.80% at December 31, 2010). The principal payment is fixed at $427,500 quarterly for 13 quarters, starting March 21, 2011, with final payment of $142,500 due June 21, 2014. The interest is accrued from July 9, 2010 and paid quarterly starting December 21, 2010 till the principal payoff. The loan is secured by the vessel HT073, and guaranteed by the Chairman and the CEO of the Company (also see Note 5).	17,100,000	-

Total long-term loans	46,659,495	19,488,443

Less: Current portion	6,627,576	4,128,908

Long-term portion	$40,031,919	$15,359,535

Interest expense for the years ended December 31, 2010 and 2009 was $429,761 and $249,924, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

9.	LONG-TERM LOANS (CONTINUED)

The interest on the loan facility which were used to build the vessel HT073 and HT074 was capitalized as part of vessels under construction. The capitalized interest from long-term loans for the year ended December 31, 2010 was $112,398. Also see Note 5.

The repayment schedule for the principal amount of long-term loans is as follows:

Years Ended December 31,	Amount
2011	$6,627,576
2012	5,425,566
2013	5,017,276
2014	5,017,276
2015	5,017,276
Thereafter	19,554,525
Total	$46,659,495

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

10.	LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
		December 31, 2010	December 31, 2009
Notes payable to unrelated party:
Sea Carrier Shipping Co., Ltd., net of discount of $1,407,170 and $2,100,182 at December 31, 2010 and 2009, respectively, due September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a)	$2,541,441	$2,905,834

Sea Carrier Shipping Co., Ltd., due December 31, 2015, at an interest rate of 12% on unpaid principal balance per annum, fixed monthly $64,167 repayment of principal started February 1, 2011, interest payment started June 1, 2010.	b)	3,850,000	-

Sea Carrier Shipping Co., Ltd., due March 31, 2016, at an interest rate of 12% on unpaid principal balance per annum, fixed monthly $64,167 repayment of principal started April 1, 2011, interest payment started June 1, 2010.	c)	3,850,000	-

Subtotal		10,241,441	2,905,834

Notes payable to related party:
Dalian Winland Shipping Co., Ltd., due July 19, 2012, at an interest rate of 5% per annum	d)	1,148,131	1,148,131
Dalian Winland Group Co., Ltd., due July 19, 2012, at an interest rate of 5% per annum	e)	1,813,608	1,813,608
Rich Forth Investment Limited, due December 31, 2015, at an interest rate of 5.841% on unpaid principal balance per annum, fixed monthly $71,667 repayment of principal started February 1, 2011, interest payment started June 1, 2010.	f)	4,300,000	-
Rich Forth Investment Limited, due March 31, 2016, at an interest rate of 5.841% on unpaid principal balance per annum, fixed monthly $40,833 repayment of principal started April 1, 2011, interest payment started June 1, 2010.	g)	2,450,000	-

Subtotal		9,711,739	2,961,739

Total long-term notes payable		19,953,180	5,867,573

Less: Current portion		2,906,832	3,326,132

Long-term portion		$17,046,348	$2,541,441

The long-term note denoted a) was used to purchase the vessel Baoshun (see Note 4). The amortization of discount on this long-term note for the years ended December 31, 2010 and 2009 was $693,012 and $200,189, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

10.	LONG-TERM NOTES PAYABLE (CONTINUED)

The long-term notes obtained from DWSC and DWIG, two related parties, denoted d) and e) were both used to purchase the vessel Andong. Also see Notes 4 and 7. The interest expense on these long-term notes for the years ended December 31, 2010 and 2009 was $150,569 and $148,087, respectively.

The long-term notes denoted b) and f) were used to build the vessel HT073, c) and g) were used to build the vessel HT074 (see Note 5). The interest on these long-term notes was capitalized as part of vessels under construction. The capitalized interest from long-term notes for the year ended December 31, 2010 was $780,425.

The repayment schedule for long-term notes payable is as follows:

Years Ended December 31,	Amount
2011	$2,906,832
2012	6,455,509
2013	3,661,316
2014	3,588,689
2015	2,890,000
Thereafter	450,834
Total	$19,953,180

11.	COMMITMENTS

(a) Lease Commitment

The Company leases office space under operating leases. Lease expense was $215,296 and $190,069 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, future minimum payments required under non-cancelable leases are:

Year Ended December 31,	Amount
2011	$79,707
Total	$79,707

(b) Capital Commitment

The Company entered an agreement on May 20, 2010 to transfer a Novation Agreements dated August 15, 2009 with reference made to a ship building contract previously executed on December 6, 2006 for the construction of a vessel HT074. As of December 31, 2010, the future payments required for the balance of the ship building contract are as follows:

Years Ended December 31,	Amount
2011	$11,400,000
2012	950,000
2013	950,000
2014	950,000
Total	$14,250,000

Also see Note 5.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

12.	INCOME TAX

a)	Income Tax Expense

DWIS, DWIL and DSON are incorporated under the laws of PRC and subjected by Chinese tax law. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which was effective on January 1, 2008. Under the new CIT Law, the corporate income tax rates applicable to DWIS and DWIL are 25%  starting from January 1, 2008. DSON had a corporate tax rate of 3.5% on its revenue per the local tax authority for years ended December 31, 2010 and 2009.

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, Winland International Shipping Co., Limited, Fon Tai Shipping Co., Limited and Won Lee Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these companies is exempt from income tax under the local tax law; there is no income tax expense for the years ended December 31, 2010 and 2009.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in S.V.G. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These five companies obtained tax exemptions from the local governments, so they did not have any tax expense for the years ended December 31, 2010 and 2009. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and are registered in HongKong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., Bao Shun Shipping S.A., Win Bright Shipping S.A. and Win Ever Shipping S.A. are incorporated and registered in Panama. Kin Ki International Industrial Limited is incorporated and registered in BVI. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the years ended December 31, 2010 and 2009.

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

Income tax expense for the years ended December 31, 2010 and 2009 is summarized as follows:

	For The Year Ended December 31,
	2010	2009

Current	$56,835	$90,277
Deferred	354	(193)
Income tax expense	$57,189	$90,084

WINLAND OCEAN SHIPPING CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

12.	INCOME TAX (CONTINUED)

a)	Income Tax Expense (Continued)

The Company’s income tax expense differs from the “expected” tax expense for the years ended December 31, 2010 and 2009 as follows:

	For The Year Ended December 31,
	2010	2009

Computed “expected” expense (benefit)	$230,698	$(1,163,567)
Favorable tax rates	(401,564)	1,253,651
Permanent difference	228,055	-
Income tax expense	$57,189	$90,084

b)	Tax Holiday Effect

For 2010 and 2009 the Hong Kong corporte income tax rate was 16.5%. Certain subsidiaries of the Company which were registered in Hong Kong are entitled to tax examptions as long as they do not operate in Hong Kong under the local tax law. Since these companies do not have operations in Hong Kong, they did not have any income tax expense for the years ended December 31, 2010 and 2009.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Tax holiday expense (benefit)	$401,564	$(1,253,651)
Basic net income (loss) per share excluding tax holiday effect	$0.01	$(0.03)

WINLAND OCEAN SHIPPING CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

12.	INCOME TAX (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Deferred tax assets (liabilities):
Current portion:
Financial expense	$981	$-
Service revenue and commissions	-	2,434
Valuation allowance-short term	(981)	(732)
Other income	-	(164)
Subtotal	-	1,538

Non-current portion:
Financial expense	(662)	-
Depreciation expense	(59,310)	(31,454)
Net operating loss	281,084	135,585
Valuation allowance	(221,078)	(105,281)
Subtotal	34	(1,150)

Net deferred tax assets	$34	$388

13.	SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of December 31, 2010, reviews the results of the operating segments when making decisions about allocating resources and assessing performance. The segments are: (1) Dry bulk shipping, (2) Chartering brokerage and (3) Other activities segment. The other activities segment comprises shipping agency, freight forwarding services and online services. These operating segments were not separately reported as they do not meet any of the quantitative thresholds under ASC 280-10, Disclosures about Segments of an Enterprise and Related Information.

The Company's segment information as of and for the years ended December 31, 2010 and 2009 is as follows:

The Year Ended December 31, 2010	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$43,635,670	$26,355,788	$4,327,831	$-	$74,319,289
Intersegment sales	-	1,151,292	165,137	1,316,429	-
Net sales	43,635,670	27,507,080	4,492,968	1,316,429	74,319,289
Costs	33,189,349	23,677,197	3,109,900	(1,316,429)	58,660,018
Depreciation and amortization	6,220,129	-	239,899	-	6,460,028
Other operating expenses	3,341,122	375,041	2,043,779	-	5,759,942
Impairment loss	-	-	297,420	-	297,420
Net income	$885,070	$3,454,842	(1,198,030)	$-	$3,141,881
December 31, 2010
Identifiable assets	$105,578,925	$11,538,814	$11,959,166	$(13,532,337)	$115,544,566

WINLAND OCEAN SHIPPING CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

13.	SEGMENT INFORMATION (CONTINUED)

The Year Ended December 31, 2009	Dry Bulk Shipping	Chartering Brokerage	Other Activities	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$24,935,494	$20,785,940	$4,457,287	$-	$50,178,721
Intersegment sales	-	-	91,111	91,111	-
Net sales	24,935,494	20,785,940	4,548,398	91,111	50,178,721
Costs	22,189,056	18,102,384	3,423,667	(91,111)	43,623,996
Depreciation and amortization	7,385,421	-	95,939	-	7,481,360
Other operating expenses	3,890,543	310,204	1,332,663	284,449	5,817,859
Gain from disposition of discontinued operation	-	-	5,195	-	5,195
(Loss) gain from discontinued operation	(219,974)	-	318	-	(219,656)
Net income	$(8,749,500)	$2,373,352	(298,358)	$(284,449)	$(6,958,955)
December 31, 2009
Identifiable assets	$44,537,934	$10,900,478	$9,340,286	$(2,977,188)	$61,801,510

Information for Company’s sales by geographical area for the years ended December 31, 2010 and 2009 is as follows:

	For The Year Ended December 31,
	2010	2009
Sales to unaffiliated customers:
Japan, Korea and Russia	$8,316,935	$27,734,345
PRC	21,992,945	12,848,185
Southern and Eastern Asia	36,166,878	6,883,315
Other	7,842,531	2,712,876
Total	$74,319,289	$50,178,721

14.	CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of December 31, 2010, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded the claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as the year ended December 31, 2010. The insured underwriter will cover the settlement amount when the case is settled in the future.

WINLAND OCEAN SHIPPING CORPORATION
(FORMERLY TRIP TECH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

15.	SUBSEQUENT EVENTS

On January 10, 2011, vessel HT073 was delivered to the Company.

On February 16, 2011, the Company ultimately and voluntarily entered into a Termination of Services Agreement with the VIEs (DWIS, DWIL and Shipping Online) and the stockholders of the VIEs. The Company received a fee in the amount of RMB1,000,000. In 2011, the VIEs will not be consolidated into the Company.