Form 10-Q
period 2011-03-31
Winland Ocean Shipping Corp
filed 2011-05-11
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______to______.

WINLAND OCEAN SHIPPING CORP.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2011: 195,000,000 shares of common stock.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES

FINANCIAL STATEMENTS

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$4,291,871	$8,253,476
Accounts receivable	834,724	776,034
Inventories	3,117,400	1,771,838
Prepayments	1,590,283	839,708
Other receivables and other assets	487,230	808,520
Due from related parties	3,662,165	1,102,581
Discontinued operations	-	7,140,971
Total current assets	13,983,673	20,693,128

Vessels, net	67,854,491	37,702,976
Vessels under construction	22,535,728	47,700,567
Fixed assets, net	10,337	9,195
Deferred dry dock fees, net	7,533,897	7,891,710
Discontinued operations	-	2,040,761
Total long-term assets	97,934,453	95,345,209

TOTAL ASSETS	$111,918,126	$116,038,337

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2011	December 31, 2010
CURRENT LIABILITIES
Accounts payable	$7,940,877	$7,471,772
Current portion of long-term loans	6,597,160	6,627,576
Current portion of long-term notes payable, net of discount of $2,390,855 and $589,740 at March 31, 2011 and December 31, 2010, respectively	2,610,948	2,906,832
Advance from customers	2,140,299	854,902
Payroll payable	1,230,061	1,363,287
Payable to ship builder	916,237	-
Due to related parties	8,231,536	3,753,933
Other current and accrued liabilities	1,889,510	1,948,030
Discontinued operations	-	3,763,512
Total current liabilities	31,556,628	28,689,844

LONG-TERM LIABILITIES
Long-term loans	38,602,598	40,031,919
Long-term notes payable (including related parties), net of discount of $4,728,256 and $817,430 at March 31, 2011 and December 31, 2010, respectively	14,277,828	14,084,609
Payable to ship builder	1,900,000	2,850,000
Discontinued operations	-	2,961,739
Total long-term liabilities	54,780,426	59,928,267

TOTAL LIABILITIES	86,337,054	88,618,111

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 per share; 400,000,000 shares authorized, 195,000,000 shares issued and outstanding	195,000	195,000
Additional paid-in capital	3,257,966	3,257,966
Accumulated other comprehensive income	924,970	919,494
Retained earnings	21,203,136	23,047,766
Total Shareholders’ Equity	25,581,072	27,420,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,918,126	$116,038,337

See accompanying notes to the unaudited condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
(LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

REVENUES	$13,260,830	$13,622,997

COSTS AND EXPENSES
Vessel operating costs	9,613,454	9,373,124
Depreciation and amortization	1,632,283	1,635,001
General and administrative	580,901	439,269
Selling	86,824	100,214
TOTAL COSTS AND EXPENSES	11,913,462	11,547,608

OTHER EXPENSES

Interest expense, net	(480,648)	(290,170)
Other income (expense), net	14,366	(7,295)

INCOME FROM CONTINUING OPERATIONS	881,086	1,777,924

DISCONTINUED OPERATIONS

Loss from disposition of discontinued operations	2,603,403	-
Loss from discontinued operations	112,931	125,702
Income tax expense from discontinued operations	9,382	7,939

NET LOSS FROM DISCONTINUED OPERATIONS	2,725,716	133,641

NET (LOSS) INCOME	(1,844,630)	1,644,283

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	5,476	1,096

COMPREHENSIVE (LOSS) INCOME	$(1,839,154)	$1,645,379

See accompanying notes to the unaudited condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
(LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Weighted average shares outstanding
- Basic	195,000,000	195,000,000
- Diluted	195,000,000	195,000,000

Income per share from continuing operations
- Basic	$0.00	$0.01
- Diluted	$0.00	$0.01

Loss per share from discontinued operations
- Basic	$(0.01)	$0.00
- Diluted	$(0.01)	$0.00

Net (loss) income per share
- Basic	$(0.01)	$0.01
- Diluted	$(0.01)	$0.01

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(1,844,630)	$1,644,283
Net loss from discontinued operations	2,725,716	133,641
Income from continuing operations	881,086	1,777,924

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	835,914	729,986
Amortization of deferred dry dock fees	796,369	905,015
Amortization of long-term notes payable discount	158,065	181,520

Changes In Operating Assets and Liabilities:

(Increase) Decrease In:
Accounts receivable	(58,690)	(184,234)
Inventories	(1,345,562)	(87,744)
Prepayments	(750,575)	(232,324)
Other receivables and other assets	321,290	(105,195)
Deferred dry dock fees	(438,556)	(233,834)

Increase (Decrease) In:
Accounts payable	469,105	40,711
Advance from customers	1,285,397	(258,105)
Payroll payable	(133,226)	12,012
Other current and accrued liabilities	(58,520)	(433,906)
Net cash provided by continuing operations	1,962,097	2,111,826

Net cash provided by discontinued operations	2,541,184	399,324

Net cash provided by operating activities	4,503,281	2,511,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(5,855,262)	-
Purchases of fixed assets	(2,232)	-
Proceeds from disposition of discontinued operations	151,319	-
Net cash used in investing activities	(5,706,175)	-

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans	(1,459,737)	(1,032,237)
Repayments of long-term notes payable	(260,730)	(260,730)
Proceeds from/(repayments to) related parties	1,918,019	(1,680,699)
Net cash provided by (used in) financing activities	197,552	(2,973,666)

Net financing cash flows used in discontinued operations	(2,961,739)	-

Net cash used in financing activities	(2,764,187)	(2,973,666)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,967,081)	(462,516)
Effect of exchange rate changes on cash	5,476	1,096
Cash and cash equivalents at beginning of year	8,253,476	1,934,993

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,291,871	$1,473,573

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$720,529	$342,979

SUPPLEMENTARY NON-CASH DISCLOSURES:

1. During the three months ended March 31, 2011, a vessel under construction of $30,968,337 was transferred to vessels upon the delivery of the vessel Fon Tai in January 2011.

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Trip Tech, Inc. (“Trip Tech”) was incorporated under the laws of Texas on November 17, 2006. On September 23, 2008, Trip Tech changed its name to Winland Online Shipping Holdings Corporation. On March 22, 2011, Winland Online Shipping Holdings Corporation changed its name to Winland Ocean Shipping Corp. (“WLOL”).

On March 31, 2008, the Company entered into exclusive technical service agreements with (a) Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”), a People’s Republic of China (“PRC”) company whose principal activities include shipping agency services, booking cargo space, storage of goods and declaration of customs, (b) Dalian Winland International Logistic Co., Ltd. (“DWIL”), a PRC company whose principal activities included freight forwarding services logistics shipping agency services and (c) Dalian Shipping Online Network Co., Ltd. (“Shipping Online” or “DSON”), a PRC company whose principal activities are providing online services to its members.  Under the agreement, the Company provides technical and other services to DWIS, DWIL and DSON in exchange for substantially all net income of DWIS, DWIL and DSON. All voting rights of DWIS, DWIL and DSON are assigned to the Company, and the Company has the right to appoint all directors and senior management personnel of DWIS, DWIL and DSON. In addition, shareholders of DWIS, DWIL and DSON have pledged their equity interests in DWIS, DWIL and DSON as collateral to the Company for the non-payment of the fees for technical and other services due to the Company. DWIS, DWIL and DSON became the Company’s VIEs.

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

On February 16, 2011, the Company terminated the technical service agreements with DWIS, DWIL and DSON. These VIEs were disposed from the Company. The operating results of DWIS, DWIL and DSON have been presented as discontinued  operations for the three months ended March 31, 2011 and 2010 and as of December 31, 2010.

On March 28, 2011, the Company declared to (i) effect a 1.5-for-1 forward stock split of the Company’s common stock; (ii) increase the number of authorized shares of common stock from 200,000,000 shares to 400,000,000 shares. As a result, all the amounts in the accompanying condensed consolidated financial statements have been restated to give effect to the 1.5-for-1 forward stock split.

WLOL and subsidiaries (the “Company”) are mainly engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels and chartering brokerage services.

2.    LIQUIDITY

The Company had a working capital deficit of $17,572,955 as of March 31, 2011. To improve liquidity, the Company obtained written commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The unaudited condensed consolidated financial statements of Winland Ocean Shipping Corp. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2010 was restated based on the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

 (b)  Principles of Consolidation

The condensed consolidated financial statements include the accounts of WLOL and its subsidiaries  (the Company”) as of March 31, 2011as follows:

I. Subsidiaries and Holding Companies:

a)	SkyAce is a wholly-owned subsidiary of WLOL and incorporated under the law of British Virgin islands (“BVI”).

b)	Plentimillion Group Limited (“PGL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

c)	Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

d)	Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of BSL.

e)	Beijing Huate Xingye Technology Limited (“Huate”) is registered in PRC on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

II. Subsidiaries of PGL - Businesses in transportation and chartering:

f)	Winland Shipping Co., Limited, is registered in Hong Kong.

g)	Win Star Shipping Co., Limited, is incorporated and registered in St. Vincent and the Grenadines (“S.V.G.”).

h)	Bodar Shipping Co., Limited, is incorporated and registered in S.V.G.

i)	Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong,

j)	Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

k)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Principles of Consolidation (Continued)

II. Subsidiaries of PGL - Businesses in transportation and chartering (Continued):

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

Inter-company accounts and transactions have been eliminated in consolidation.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)  Concentrations

The Company’s major customers who accounted for the following percentages of total revenues and accounts receivable are as follows:

	Revenues		Accounts Receivable
Major Customers	For The Three Months Ended March 31, 2011	For The Three Months Ended March 31, 2010	March 31, 2011	December 31, 2010
G U Shipping Pte., Ltd.	20.43%	-	-	14.64%

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Three Months Ended March 31, 2011	For The Three Months Ended March 31, 2010	March 31, 2011	December 31, 2010
A/S Dan-Bunkering Ltd.	27.35%	40.06%	7.39%	0.35%
Seabridge Bunkering Pte Ltd.	18.92%	12.91%	3.39%	-
United Bunkering & Trading (HK) Ltd.	16.90%	-	0.74%	4.07%
Chimbusco Pan Nation Petro-Chemical Co., Ltd.	14.03%	5.91%	0.32%	1.32%

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)   Fair Value of Financial Instruments

Fair Value of Financial Instruments - FASB (Financial Accounting Standards Board) ASC 820-10 (Accounting Standards Codification: Fair Value Measurements and Disclosures) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

(I)	Level 1—defined as observable inputs such as quoted prices in active markets;
(II)	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
(III)	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of March 31, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term bank loans and notes payable	$52,880,426	$-	$52,880,426	$-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known PRC and international institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.

The carrying amounts of other financial assets and liabilities, such as accounts receivable, prepayments, due from related parties, other receivables and other assets, accounts payable, current portion of long-term bank loans and notes payable, advance from customers, payroll payable, payable to ship builder, due to related parties and other payables and accrued liabilities approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term bank loans and notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loans and notes payable was not significantly different from the carrying value at March 31, 2011.

 (f) Vessels Under Construction

Vessels under construction are stated at cost. They are not depreciated until the vessels are completed and ready for use. Interest and finance costs relating to vessels, barges and other equipment under construction are capitalized to properly reflect the cost of assets acquired. The capitalized interest as part of vessels under construction was $255,349 for the three months ended March 31, 2011.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
  (UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(h) Income Tax

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, Winland International Shipping Co., Limited, Fon Tai Shipping Co., Limited and Won Lee Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these companies is exempt from income tax under the local tax law; there is no income tax expense for the three months ended March 31, 2011 and 2010.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in S.V.G. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These five companies obtained tax exemptions from the local governments, so they did not have any tax expense for the years ended December 31, 2010 and 2009. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and are registered in HongKong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., Bao Shun Shipping S.A., Win Bright Shipping S.A. and Win Ever Shipping S.A. are incorporated and registered in Panama. Kin Ki International Industrial Limited is incorporated and registered in BVI. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the three months ended March 31, 2011 and 2010.

 (i) (Loss) Earnings Per Share

Basic (loss) earnings per share are computed by dividing (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed similar to basic (loss) earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the three months ended March 31, 2011 and 2010.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	March 31, 2011	December 31, 2010	March 31, 2010
Period end RMB: US$ exchange rate	6.5501	6.6118	-
Average period RMB: US$ exchange rate	6.5713	-	6.8367

(k) Comprehensive (Loss) Income

Comprehensive (loss) income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive (loss) income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive (loss) income is the foreign currency translation adjustment.

(l) Reporting Segments

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative threshold or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that there are two reportable segments: (1) Dry bulk shipping and (2) Chartering brokerage.

Dry Bulk Shipping Service - Dry bulk shipping service operates a fleet of twelve vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 66% and 67% of combined operating revenues for the three months ended March 31, 2011 and 2010, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for shipping companies and shippers. The segment contributed 34% and 33% of consolidated operating revenues for the three months ended March 31, 2011 and 2010, respectively.

Also see Note 12.

(m) New Accounting Pronouncements

No new accounting pronouncement has been adopted that will have a material effect on the condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

4.    VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of March 31, 2011 and December 31, 2010. Nine vessels denoted (a) were acquired through capital leases; two vessels denoted (b) were acquired through the long-term loans, also see Note 8; two vessels denoted (c) were acquired through the long-term loans and long-term notes payable, also see Notes 8 and 9.

The vessels of the Company consist of the following:

		March 31, 2011	December 31, 2010
At cost:
Win Hope	(a)	$2,679,285	$2,679,285
Win Ever	(a)	1,737,966	1,737,966
Win Bright	(a)	1,739,258	1,739,258
Win Eagle	(a)	3,560,852	3,560,852
Win Glory	(a)	2,503,697	2,503,697
Win Grace	(a)	3,677,861	3,677,861
Win Moony	(a)	3,682,178	3,682,178
Win Star	(a)	3,336,600	3,336,600
Winland Dalian	(b)	18,243,139	18,243,139
Win Honey	(b)	4,500,000	4,500,000
Bodar	(b)	4,985,441	4,985,441
Baoshun	(c)	20,881,125	20,881,125
Fon Tai	(c)	30,986,337	-
		$102,513,739	$71,527,402

		March 31, 2011	December 31, 2010
Less: Accumulated depreciation
Win Hope	(a)	$2,310,882	$2,250,597
Win Ever	(a)	1,564,169	1,564,169
Win Bright	(a)	1,565,332	1,565,332
Win Eagle	(a)	3,204,767	3,204,767
Win Glory	(a)	2,253,328	2,253,328
Win Grace	(a)	3,310,075	3,310,075
Win Moony	(a)	3,313,961	3,313,961
Win Star	(a)	3,002,940	3,002,940
Winland Dalian	(b)	6,111,452	5,837,805
Win Honey	(b)	1,839,375	1,776,094
Bodar	(b)	4,486,897	4,486,897
Baoshun	(c)	1,510,153	1,258,461
Fon Tai	(c)	185,917	-
		$34,659,248	$33,824,426
Vessels, net		$67,854,491	$37,702,976

Vessel depreciation expense for the three months ended March 31, 2011 and 2010 was $834,822 and $729,380, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

4.    VESSELS (CONTINUED)

The Company pledged the following vessels as collateral against long-term loans. Also see Note 8.

	March 31, 2011	December 31, 2010
Net Book Value
Winland Dalian	$12,131,687	$12,405,334
Win Honey	2,660,625	2,723,906
Baoshun	19,370,972	19,622,664
Fon Tai	30,800,420	-
Total	$64,963,704	$34,751,904

Insurance Costs:

There are four kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

		Premium Expense
Insurance	Coverage	For The Three Months Ended March 31,
		2011	2010
Hull insurance	$100,890,000	$267,679	$260,748
Protection & indemnity insurance	94,740,000	297,972	256,463
Freight demurrage and defense insurance	61,510,000	27,566	22,061
Delay insurance		41,407	11,274
Total		$634,624	$550,546

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income for the three months ended March 31, 2011 and 2010. Premium expenses were $634,624 and $550,546 for the three months ended March 31, 2011 and 2010, respectively. The prepayment for insurance was $0 as of March 31, 2010 and December 31, 2010.

5.    VESSELS UNDER CONSTRUCTION

The Company entered an agreement on May 20, 2010 to transfer a Novation Agreements dated August 15, 2009 with reference made to a ship building contract previously executed on December 6, 2006 between a third party and the ship builder for the construction of vessel HT074 (Rui Lee). The contract amount of $29,950,000 included the ship building contract price of $28,500,000 due to the ship yard and a contract transfer fee of $1,450,000 due to Rich Forth Investment Limited (“Rich”), a related party which is controlled by the relative of the Chairman of the Company. The contract transfer fee reimbursed Rich for costs incurred in connection with building the ship, including a finder’s fee and interest that Rich paid to third parties for amounts borrowed to pay the finder’s fee. The amounts shown in the accompanying condensed consolidated balance sheet include milestone installments related to the ship building contract term, contract transfer fee, other direct costs incurred during the construction periods, and capitalized interest, all of which are capitalized to properly reflect the cost of assets acquired and not depreciated until the vessels are completed and ready for use. Vessels under construction as of March 31, 2011 consist of the following (also see Notes 8, 9 and 10):

Vessel Name	Delivery Date	Contract Amount	Construction Costs	Other Direct Costs	Finder’s Fees	Capitalized Interest	Total
HT074	May, 2011	$29,950,000	$19,950,000	$509,241	$1,425,000	$651,487	$22,535,728

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

6.    DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	March 31, 2011	December 31, 2010
Cost	$15,965,901	$15,527,345
Less: Accumulated amortization	8,432,004	7,635,635
Deferred dry dock fees, net	$7,533,897	$7,891,710

Amortization expense for the next five years and thereafter is as follows:

Periods Ended March 31,	Amount
2012	$3,117,116
2013	2,212,301
2014	1,491,223
2015	536,770
2016	176,487
Total	$7,533,897

The roll-forward of the beginning and ending balance of deferred dry dock fees consist of the following:

	March 31, 2011	December 31, 2010
Beginning balance	$7,891,710	$9,255,111
Addition of deferrals	438,556	2,071,389
Less: Amortization expense	(796,369)	(3,434,790)
Deferred dry dock fees, net	$7,533,897	$7,891,710

The Company’s vessels are required to be drydocked approximately every 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Cost deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard, cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise, and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. Amortization expense for drydocking for the three months ended March 31, 2011 and 2010 was $796,369 and $905,015, respectively. All other costs incurred during drydocking are expensed as incurred.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

7.    DUE FROM/TO RELATED PARTIES

Due from/to related parties consist of the following:

(I) Due From Related Parties		March 31, 2011	December 31, 2010
Winland Container Lines Ltd.	a)	$3,457,946	$1,088,359
Dalian Winland Shipping Co., Ltd	b)	93,758	14,222
DWIS	g)	110,461	-
Total due from related parties		$3,662,165	$1,102,581

(II) Due To Related Parties		March 31, 2011	December 31, 2010
Dalian Winland Group Co., Ltd	c)	$1,811,348	$2,194,746
Dalian Master Well Ship Management Co., Ltd	d)	129,115	28,824
Winland Shipping Japan Co., Ltd	e)	8,803	6,803
Rich Forth Investment Limited	f)	2,182,587	1,523,560
DWIL	h)	4,081,098	-
DSON	i)	18,585	-
Total due to related parties		$8,231,536	$3,753,933

a)
Winland Container Lines Ltd. is controlled by the relatives of the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the three months ended March 31, 2011 and 2010, the Company recognized charter income for the vessel Winland Dalian of $0 and $153,507, respectively; the Company recognized service revenues of $414,420 and $992,839, respectively. For the three months ended March 31, 2011 and 2010, the Company paid $14,015,396 and $1,362,482 of expenses to ports, and received $12,060,228 and $2,462,729 of payments from ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balances at March 31, 2011 and December 31, 2010 are interest-free, unsecured and they were subsequently settled.

b)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. It operated one vessel for the Company for three months ended March 31, 2011 and 2010. The vessel management fees were $2,357 and $4,500 for the three months ended March 31, 2011 and 2010, respectively. The rental fees for the offices of the Company were $11,376 and $0 for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, on behalf of DWSC, the Company paid $1,981,810 and $0, and received $1,888,541 and $0, respectively. The Company recognized interest expense of $0 and $14,354 for the three months ended March 31, 2011 and 2010, respectively. Also see Note 10. The outstanding balances at March 31, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed repayment term.

c)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company paid $4,314,435 and $9,356,152 of expenses on behalf of DWIG for the three months ended March 31, 2011 and 2010, respectively. The Company collected $3,931,039 and $8,651,608 on behalf of DWIG for the three months ended March 31, 2011 and 2010, respectively. The Company recognized interest expense of $0 and $22,674 for the three months ended March 31, 2011 and 2010, respectively. Also see Note 10. The outstanding balances at March 31, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed repayment term.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

7.    DUE FROM/TO RELATED PARTIES (CONTINUED)

d)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. It operates as the vessel management company for the Company. The vessel management fees for the three months ended March 31, 2011 and 2010 were $53,700 and $58,500, respectively. The Company collected $46,590 and $8,400 on behalf of Dalian Master Well Ship Management Co., Ltd, for the three months ended March 31, 2011 and 2010, respectively. The outstanding balances at March 31, 2011 and December 31, 2010 are interest-free, unsecured, and have no fixed repayment term.

e)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $0 and $29,856 for the three months ended March 31, 2011 and 2010, respectively. The Company paid $2,000 and $43,377, and received $4,000 and $28,147 on behalf of Winland Shipping Japan Co., Ltd, for three months ended March 31, 2011 and 2010, respectively. The outstanding balances at March 31, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed repayment term.

f)
Rich Forth Investment Limited is controlled by the relatives of the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee was $23,400 and $12,600 for the three months ended March 31, 2011 and 2010, respectively. The Company paid $720,265 and $8,400, and collected $1,254,115 and $0 for the three months ended March 31, 2011 and 2010, respectively. The Company recognized interest expense for long-term notes payable of $101,777 and $0 for the three months ended March 31, 2011 and 2010, respectively. The outstanding balances at March 31, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed repayment term. Also see Note 9 for long-term notes payable to related parties.

g)
DWIS is controlled by the Chairman and Chief Executive Officer of the Company. On February 16, 2011, DWIS was disposed by the Company. DWIS provided shipping agency services to the Company. During February 17 to March 31, 2011, the Company recognized agency fee for agency service of $12,568, and paid $328,408 and collected $145,272 on behalf of DWIS. The outstanding balance at March 31, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 11.

h)
DWIL is controlled by the Chairman and Chief Executive Officer of the Company. On February 16, 2011, DWIL was disposed by the Company. During February 17 to March 31, 2011, the Company paid $36,235 and collected $297,223 on behalf of DWIL. The outstanding balance at March 31, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 11.

i)
DSON is ultimately controlled by the Chairman and Chief Executive Officer of the Company. On February 16, 2011, DSON was disposed by the Company. During February 17 to March 31, 2011, the Company paid $19,950 and collected $19,950 on behalf of DSON. The outstanding balance at March 31, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 11.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

8.    LONG-TERM LOANS

Long-term loans consist of the following:
	March 31, 2011	December 31, 2010
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (2.03% at March 31, 2011), secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$879,876	$1,407,792

Due on July 21, 2012, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (2.03% at March 31, 2011), secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	933,296	1,108,298

Term of the loan is 7 years with interest at the 1-month JPY LIBOR plus 2.30% per annum (2.44% at March 31, 2011), monthly payment of principal is fixed at $109,773, initial payment on October 24, 2009, secured by the vessel Baoshun (also see Note 4).	12,514,086	12,843,405

Loan facility of $37,000,000 from China Merchants Bank:
Drawdown from the loan facilities due on September 21, 2012, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.80% at March 31, 2011). The principal payment is fixed at $497,500 quarterly for 5 quarters, starting from June 21, 2011, with final payment of $312,500 on September 21, 2012. The interest is accrued from June 29, 2010 and paid quarterly starting December 21, 2010 till the principal is paid. The loan is secured by the vessel HT074, and guaranteed by the Chairman and the CEO of the Company (also see Note 5).	14,200,000	14,200,000

Drawdown from the loan facilities due on June 21, 2014, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.80% at March 31, 2011). The principal payment is fixed at $427,500 quarterly for 13 quarters, starting March 21, 2011, with final payment of $142,500 due June 21, 2014. The interest is accrued from July 9, 2010 and paid quarterly starting December 21, 2010 till the principal payoff. The loan is secured by the vessel Fon Tai, and guaranteed by the Chairman and the CEO of the Company (also see Note 5).	16,672,500	17,100,000

Total long-term loans	45,199,758	46,659,495

Less: Current portion	6,597,160	6,627,576

Long-term portion	$38,602,598	$40,031,919

Interest expense for the three months ended March 31, 2011 and 2010 was $162,122 and $108,651, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

8.    LONG-TERM LOANS (CONTINUED)

The interest on the loan facility which was used to build the vessel Fon Tai was capitalized as part of vessels upon the vessel delivery. For the three months ended March 31, 2011, the interest capitalized as vessels was $14,183.

The interest on the loan facility which was used to build the vessel HT074 was capitalized as part of vessels under construction. For the three months ended March 31, 2011, the interest capitalized as vessels under construction was $68,851. Also see Note 5.

The repayment schedule for the principal amount of long-term loans is as follows:

Periods Ended March 31,	Amount
2012	$6,597,160
2013	4,753,064
2014	5,017,276
2015	5,017,276
2016	5,514,776
Thereafter	18,300,206
Total	$45,199,758

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

9.    LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
		March 31, 2011	December 31, 2010
Notes payable to unrelated party:
Sea Carrier Shipping Co., Ltd., net of discount of $1,249,105 and $1,407,170 at March 31, 2011 and December 31, 2010, respectively, due September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a)	$2,438,776	$2,541,441

Sea Carrier Shipping Co., Ltd., due March 31, 2016, net of discount of $2,935,003 and $0 at March 31, 2011 and December 31, 2010. Started from April 1, 2011, fixed repayment of $3,718 per day, due at month end.	b)	3,850,000	3,850,000

Sea Carrier Shipping Co., Ltd., due March 31, 2016, net of discount of $2,935,003 and $0 at March 31, 2011 and December 31, 2010. Started from April 1, 2011, fixed repayment of $3,718 per day, due at month end.	c)	3,850,000	3,850,000

Subtotal		10,138,776	10,241,441

Notes payable to related party:
Rich Forth Investment Limited, due March 31, 2016, monthly interest at an interest rate of 5.841% on unpaid principal balance per annum paid from June 1, 2010 to March 31, 2016. Started June 30, 2011, interest payment and fixed $215,000 repayment of principal paid quarterly.	f)	4,300,000	4,300,000

Rich Forth Investment Limited, due June 30, 2016, monthly interest at an interest rate of 5.841% on unpaid principal balance per annum paid from June 1, 2010 to June 30, 2016. Started September 30, 2011, interest payment and fixed $122,500 repayment of principal paid quarterly.	g)	2,450,000	2,450,000

Subtotal		6,750,000	6,750,000

Total long-term notes payable		16,888,776	16,991,441

Less: Current portion		2,610,948	2,906,832

Long-term portion		$14,277,828	$14,084,609

The long-term note denoted a) was used to purchase the vessel Baoshun (see Note 4). The amortization of discount on this long-term note for the three months ended March 31, 2011 and 2010 was $158,065 and $181,519, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

9.    LONG-TERM NOTES PAYABLE (CONTINUED)

The long-term notes denoted b) and f) were used to build the vessel Fon Tai which was delivered on January 10, 2011. The interest on these long-term notes before the delivery was capitalized and expensed afterwards. For the three months ended March 31, 2011, the capitalized interest on these long-term notes was $19,874, and expensed interest on these long-term notes was $160,461.

 The long-term notes denoted c) and g) were used to build the vessel HT074 (see Note 5). The interest on these long-term notes was capitalized as part of vessels under construction. The capitalized interest from long-term notes for the three months ended March 31, 2011 was $152,441.

The repayment schedule for long-term notes payable is as follows:

Periods Ended March 31,	Amount
2012	$2,610,948
2013	3,120,769
2014	3,617,290
2015	3,687,581
2016	3,729,688
Thereafter	122,500
Total	$16,888,776

10.    COMMITMENTS

(a) Lease Commitments

The Company leases office space under operating leases. Lease expense was $17,149 and $20,615 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, future minimum payments required under non-cancelable leases are:

Period Ended March 31,	Amount
2012	$46,964
Total	$46,964

(b) Capital Commitment

The Company entered an agreement on May 20, 2010 to transfer a Novation Agreements dated August 15, 2009 with reference made to a ship building contract previously executed on December 6, 2006 for the construction of a vessel HT074. As of March 31, 2011, the future payments required for the balance of the ship building contract are as follows:

Periods Ended March 31,	Amount
2012	$5,700,000
2013	950,000
2014	950,000
2015	950,000
Total	$8,550,000

Also see Note 5.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

11.    DISCONTINUED OPERATIONS

On February 16, 2011, the Company ultimately and voluntarily entered into a Termination of Services Agreement with the VIEs (DWIS, DWIL and DSON) and the stockholders of the VIEs. The stockholders of the VIEs paid the Company a termination fee of RMB1,000,000 ($151,319) as consideration. The Company considers the operations of VIEs as discontinued operations.

The results of discontinued operations are presented as net amounts in the condensed consolidated statements of income with prior year restated to conform to the current presentation. Selected operating results for discontinued operations of DWIS, DWIL and DSON are presented as follows:

	Three Months Ended March 31,
	2011	2010
Revenue	$589,713	$1,063,704
Costs and expenses	(702,644)	(1,189,406)
Income tax expense	(9,382)	(7,939)
Loss from discontinued operations	$122,313	$133,641

The following represents the assets and liabilities of discontinued operations at the date of the disposition:

February 16, 2011
Assets:
Cash and cash equivalents	$3,266,836
Accounts receivable	2,231,363
Other current assets	4,376,091

Vessel, net	1,758,770
Other long-term assets	126,101

Total assets	11,759,161

Liabilities:
Accounts payable	811,631
Short-term bank loan	1,513,936
Other current liabilities	3,717,133

Long-term notes payable	2,961,739

Total liabilities	9,004,439

Total net assets disposed	2,754,722
Consideration	151,319
Loss on disposition	$2,603,403

The following is the unaudited pro forma net income and basic net income per share of the Company for the three months ended March 31, 2011 and 2010 assuming the termination was completed on January 1, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net income	$881,086	$1,777,924
Basic and diluted net income per share	$0.00	$0.01

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

12.    SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of March 31, 2011, reviews the results of the operating segments when making decisions about allocating resources and assessing performance. The segments are: (1) Dry bulk shipping and (2) Chartering.

The Company's segment information for the three months ended March 31, 2011 and as of December 31, 2010 is as follows:

The Three Months Ended March 31, 2011	Dry Bulk Shipping	Chartering Brokerage	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$8,718,057	$4,574,969	$(32,196)	$13,260,830
Intersegment sales	-	268,478	(268,478)	-
Net sales	8,718,057	4,843,447	(300,674)	13,260,830
Costs	5,912,788	4,001,340	(300,674)	9,613,454
Depreciation and amortization	1,632,189	94	-	1,632,283
Other expenses	1,008,800	71,930	53,277	1,134,007
Operation income (loss)	164,280	770,083	(53,277)	881,086
Income (loss) from discontinued operations	75,491	-	(2,801,207)	(2,725,716)
Net income (loss)	$239,771	$770,083	$(2,854,484)	$(1,844,630)
March 31, 2011
Identifiable assets	$98,090,177	$14,600,735	$(772,786)	$111,918,126

The Three Months Ended March 31, 2010	Dry Bulk Shipping	Chartering Brokerage	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$9,069,580	$4,576,689	$(23,272)	$13,622,997
Intersegment sales	-	-	-	-
Net sales	9,069,580	4,576,689	(23,272)	13,622,997
Costs	5,418,112	3,978,284	(23,272)	9,373,124
Depreciation and amortization	1,635,001	-	-	1,635,001
Other expenses	685,533	90,813	60,602	836,948
Operation income (loss)	1,330,934	507,592	(60,602)	1,777,924
(Loss) from discontinued operations	(92,555)	-	(41,086)	(133,641)
Net income (loss)	$1,238,379	$507,592	$(101,688)	$1,644,283
December 31, 2010
Identifiable assets	$105,578,924	$11,538,814	$(1,079,401)	$116,038,337

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

13.    SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Sales to unaffiliated customers:
Japan, Korea and Russia	$4,641,291	$7,529,584
PRC (including Hong Kong)	3,400,080	3,488,148
Southern and Eastern Asia	3,230,336	1,868,748
Other	1,989,123	736,517
Total	$13,260,830	$13,622,997

14.    CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of March 31, 2011, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded the claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as of March 31, 2011. The insured underwriter will cover the settlement amount when the case is settled in the future.

15. SUBSEQUENT EVENTS

On May 5, 2011, vessel HT074 (Rui Lee) was delivered to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Winland Ocean Shipping Corp., a Texas corporation (formerly known as Winland Online Shipping Holdings Corporation and hereinafter, “Winland” or “WLOL” and together with its subsidiaries, the “Company”) during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes” “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the U.S. Securities and Exchange Commission (the “SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Current Operations of the Company (General Development of Business)

The following is disclosure regarding WLOL, SkyAce Group Limited, a British Virgin Islands company (“SkyAce”) and SkyAce’s two wholly-owned subsidiaries: (a) Plentimillion Group Limited (“PGL”), a British Virgin Islands holding company, the principal business activities of which are (through its wholly-owned subsidiaries) ocean transportation and chartering brokerage and (b) Best Summit Enterprise Limited (“BSL” and together with PGL, the “SkyAce Group”), a British Virgin Islands holding company.

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

PGL

PGL is a holding company founded in the BVI on July 5, 2006. PGL was formed solely for the purpose of acquiring each of the following wholly-owned subsidiaries from Li Honglin and Xue Ying (both of whom previously owned fifty percent (50%) of each of the following entities), which such transfers occurred between January 1, 2008 and March 31, 2008:

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

PGL and each of its wholly-owned subsidiaries set forth above (collectively, the “PGL Group”) are engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the PGL Group are ocean transportation and chartering brokerage. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering brokerage businesses are managed by Kinki and Bestline. Lancrusier’s primary business is management and accounting.  Win Star, Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever, Win Glory, Win Grace, Win Hope, Bodar Shipping, Win Shipping, Bao Shun and Fon Tai collectively own 13 of the Company’s vessels.  Bodar and Win Moony are in the process of winding down and have no operations.  Winland International's primary business is to develop and expand the global shipping market.  Won Lee owns one vessel, which was delivered on May 5, 2011.  Kin Ki International, Win Bright Shipping and Win Ever Shipping had no operations in 2011. These three companies will take over the operations of Kinki, Win Bright and Win Ever once the corresponding registered goverments approve the applications to cancel these companies.

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

On February 16, 2011, Wallis and Beijing Huate voluntarily entered into a Termination of Services Agreement with the VIEs and the stockholders of the VIEs (the “Termination Agreement”), effective immediately, whereby all of the Service Agreements have terminated and are of no further force or effect.  The disinterested Board of Directors of WLOL resolved to terminate the Service Agreements with the belief that such disposition will help the Company focus on its core business of dry bulk shipping and charter brokerage services.  No termination penalties were incurred by the Company in connection with the Termination Agreement.  Pursuant to the terms of the Termination Agreement, the Company received a fee in the amount of RMB1,000,000 (US$151,319).

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

The Company continued to grow and reached the highest operating revenue of $84.2 million and net income of $19.1 million in 2008. With the global economy crisis and shipping market downturn since late 2008, our operating revenues in 2009 dropped to $50.2 million with a net loss of $7.0 million. As the economy gradually recovered, our operating revenues and net income for 2010 improved and increased to $74.3 million and $3.1 million, respectively. As set forth, the Company disposed the VIEs businesses on February 16, 2011, which resulted in a loss from disposition of discontinued operations of $2.6 million and net loss of $1.8 million for the three months ended March 31, 2011. Our operating revenues were $13.3 million and income from continuing operations was $0.9 million for the three months ended March 31, 2011.

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

On March 26, 2010, the Company obtained a loan facility of $37 million from China Merchants Bank Co., Ltd. to finance the construction of two new vessels (HT073 and HT074). As of March 31, 2011 and the date of this filing, we drew down $31,300,000 and $37,000,000 from the loan facility, respectively, and executed four new notes payable totaling $14,450,000 in the aggregate for purposes of commencing the building of such vessels in June 2010.

On May 20, 2010, Fon Tai entered into a novation agreement, which was subsequently amended on May 21, 2010, whereby Fon Tai assumed all of the rights and obligations of Rich Forth Investments Limited ("Rich"), a related party which is controlled by relatives of the Chairman and Chief Executive Officer (“CEO”) of the Company, under a shipbuilding contract with JiangSu Hantong Ship Heavy Industry Co., Ltd. ("JiangSu") previously executed on December 6, 2006 for the construction of one 57,000dwt bulk carrier vessel (HT073). The contract amount of $29,950,000 included the ship building contract price of $28,500,000 payable to JiangSu and a contract transfer fee of $1,450,000 payable to Rich for the reimbursement of costs incurred in connection with the construction. Vessel HT 073 (Fon Tai) was delivered on January 10, 2011.

Also, on May 20, 2010, Won Lee entered into a novation agreement, which was subsequently amended on May 21, 2010, whereby Won Lee assumed all of the rights and obligations of Rich under a shipbuilding contract with JiangSu for the construction of one 57,000dwt bulk carrier vessel (HT074). The contract amount of $29,950,000 included the ship building contract price of $28,500,000 payable to JiangSu and a contract transfer fee of $1,450,000 payable to Rich for the reimbursement of costs incurred in connection with the construction.  Vessel HT 074 (Rui Lee) was delivered on May 5, 2011.

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

This section should be read together with the Summary of Significant Accounting Policies included as Notes to the Condensed Consolidated Financial Statements included in the report.

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

Estimates Affecting Accounts Receivable and Impairment of Long-Lived Assets

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities. These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable and impairment of long-lived assets.

At March 31, 2011, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at March 31, 2011 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debt to the Company.

Results of Operations for the Three Months Ended March 31, 2011 Compared With the Three Months Ended March 31, 2010 (in U.S. dollars, except otherwise as indicated)

	For The Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	13,260,830	100.0%	13,622,997	100.0%	(362,167)	(2.7)%
Vessel operating costs	9,613,454	72.5%	9,373,124	68.8%	240,330	2.6%
Depreciation and amortization	1,632,283	12.3%	1,635,001	12.0%	(2,718)	(0.2)%
General and administrative	580,901	4.4%	439,269	3.2%	141,632	32.2%
Selling	86,824	0.7%	100,214	0.7%	(13,390)	(13.4)%
Interest expense, net	480,648	3.6%	290,170	2.1%	190,478	65.6%
Income from continuing operations	881,086	6.6%	1,777,924	13.1%	(896,838)	(50.4)%
Loss from disposition of discontinued operations	2,603,403	19.6%	-	-	2,603,403	100%
Loss from discontinued operations	112,931	0.9%	125,702	0.9%	(12,771)	(10.2)%
Net (loss) income	(1,844,630)	(13.9)%	1,644,283	12.1%	(3,488,913)	(212.2)%

Weighted average shares outstanding	195,000,000		195,000,000		-	-
Net (loss) income per share	(0.01)		0.01		(0.02)	(200.0)%

Revenues

Our revenues are derived from the operation of dry bulking shipping services and chartering brokerage service. Of the total revenues, dry bulk shipping and chartering brokerage contributed 66% and 34% for the three months ended March 31, 2011, respectively, compared with 67% and 33% for the three months ended March 31, 2010, respectively.

For the three months ended March 31, 2011, total revenues decreased slightly by approximately $0.3 million, or 2.7%, to $13.3 million from $13.6 million for the three months ended March 31, 2010. This decrease mainly resulted from the weak performance of our dry bulk shipping segment which generated $0.3 million less revenue, or 4%, as dry bulk shipping suffered due to the weak economic environment. The average Baltic Dry index, a leading indicator of the global dry bulk shipping market, declined approximately 55% for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Our chartering brokerage business maintained the same performance in the challenging market during the comparable periods.

Vessel Operating Costs

Vessel operating costs included mainly fuel costs, port fees, vessel repair and maintenance fees, vessel insurance and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs, which were incurred in the business of chartering brokerage. For the three months ended March 31, 2011, vessel operating costs increased slightly by $0.2 million, or 2.6%, to $9.6 million, compared with $9.4 million for the three months ended March 31, 2010. This increase was principally due to the 29% and 20% increases in the Marin Gas Oil rate and Intermediate Fuel Oil rate, respectively.

Depreciation and Amortization

For the three months ended March 31, 2011, depreciation of vessels increased by approximately $0.1 million to $0.8 million from $0.7 million for the three months ended March 31, 2010. This increase is primarily due to a new vessel delivered in January 2011, offset by a vessel disposed of in February 2011. The amortization of deferred dry dock fees decreased by $0.1 million for the three months ended March 31, 2011 to $0.8 million from $0.9 million for the three months ended March 31, 2010. This decrease is primarily attributable to the lower deferred dry dock fees for our current fleet structure due to the fact that we now have more newer vessels, and due to the fact that we now have more vessels that have changed their flag registrations to jurisdictions which have fewer dry dock fee requirements.

General and Administrative

General and administrative expenses, which included mainly wages, public relations and professional service fees, increased by approximately $0.2 million, or 32.2%, to $0.6 million for the three months ended March 31, 2011 from $0.4 million for the three months ended March 31, 2010. This increase was primarily due to increases in wages and an increase in management fees associated with newly built vessels.

Selling

Selling expenses consisted of commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the three months ended March 31, 2011, selling expenses decreased by $0.01 million, or 13.4%, to $0.09 million compared with $0.10 million for the three months ended March 31, 2010. This decrease was in line with our decreased dry bulk shipping revenues.

Interest Expense, Net

Net interest expense increased significantly by approximately $0.2 million, or 65.6%, to $0.5 million for the three months ended March 31, 2011, compared with approximately $0.3 million for the three months ended March 31, 2010. This increase is primarily due to the drawdown of $16,672,500 from our $37 million loan facility and two long-term notes payable totaling $8,150,000 which had been initiated for the purchase of the vessel Fon Tai in late May 2010. Upon the delivery of such vessel in January 2011, the interest on these loan and notes payable was expensed, rather than capitalized, which resulted in an interest expense increase for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Income From Continuing Operations

Income from continuing operations decreased by approximately $0.9 million, or 50.4%, to $0.9 million for the three months ended March 31, 2011 from $1.8 million for the same period in 2010. This decrease is primarily attributable to less revenue generated from our dry bulk shipping business. Also, increased vessel operating costs and general and administrative expenses contributed to such decrease.

Loss From Disposition of Discontinued Operations

On February 16, 2011, we disposed of our former VIEs (DWIS, DWIL and DSON). As discontinued operations, the net assets of these entities, offset by the consideration of settlement, was recognized as a loss from disposition of discontinued operations in the amount of $2.6 million for the three months ended March 31, 2011.

Loss From Discontinued Operations

We incurred a loss from discontinued operations as a result of our disposition of our former VIEs (DWIS, DWIL and DSON) on February 16, 2011. The net loss for these entities was $0.11 million and $0.13 million from January 1 to February 16, 2011 and for the three months ended March 31, 2010, respectively.

Net (Loss) Income

Net (loss) income decreased by approximately $3.4 million, or 212.2%, to a net loss of $(1.8) million for the three months ended March 31, 2011 from net income of $1.6 million for the three months ended March 31, 2010. This decrease is primarily attributable to the loss from disposition of discontinued operations of $2.6 million and the decreased income from continuing operations of $0.9 million.

As a percentage of revenue, net loss was 13.9% compared with a net income of 12.1% for the three months ended March 31, 2011 and 2010, respectively. Despite the impact of the disposition of discontinued operations, this change is an indicator that the global shipping market is still volatile and will require more time to normalize back to pre-economic crisis levels.

Net (Loss) Income Per Share

For both basic and diluted shares, net (loss) income per share decreased by $0.02 to a net loss of $0.01 for the three months ended March 31, 2011 from net income of $0.01 per share for the three months ended March 31, 2010.  This decrease is attributable to the decrease in net income of $3.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of approximately $17.6 million at March 31, 2011 as compared to a working capital deficit of approximately $8.0 million at December 31, 2010. The deficit is principally attributable to $3.7 million current portion of long-term bank loans and $2.1 million current portion of long-term notes payable which we used to finance the purchase of two new vessels. It is also due to weak continuing operations contributing to a decrease in net income of $0.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

To improve liquidity, we have maintained the commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of long-term notes payable or personal loans. We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We have also negotiated (and continue to negotiate) with our vendors to extend our credit terms.

To improve the Company’s operations, we have developed expanding market strategies of utilizing new vessels and chartering more time charter businesses. In January 2011, a new vessel was delivered and placed into operation. In May 2011, another new vessel was delivered and placed into operation. We believe these new vessels will continue to contribute more revenues to our operations. We have also initiated cost control strategies of cutting vessel management costs as well as general management costs to improve profitability. In the first quarter 2011, our revenues decreased 2.7% while the average BDI, the well known indicator of dry bulk shipping market, declined 55% for the comparable periods. Our operation was actually outperformed the shipping market. With the global economy gradually recovered, we believe our improving operation will contribute more to cure our working capital deficit.

Our operations will be further improved upon the disposition of our former variable interest entities as those entities were operating at a loss. We believe that the disposition of our former variable interest entities will positively impact our net income.

We believe our working capital will increase and our liquidity will be improved. We also believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Activities

Net cash provided by operating activities was $4.5 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively. The change in cash flows from operating activities was mainly due to the cash provided by discontinued operations of $2.5 million and increased advances from customers of $1.3 million, offset by decreased net income from continuing operations of $0.9 million.

Investing Activities

The use of cash in investing activities for the three months ended March 31, 2011 was primarily attributable to the Company using $5.9 million for the construction of two new vessels. There were no investing activities in the corresponding period in 2010.

Financing Activities

Net cash used in our financing activities was $2.8 million for the three months ended March 31, 2011. This amount was mainly attributable to the $3.0 million used in financing of discontinued operations and $1.5 million repayments of long-term loans from an unrelated party, offset by proceeds received from related parties of $1.9 million.

 For the three months ended March 31, 2010, net cash used in financing activities was $3.0 million and was mainly attributable to the repayments to related parties of $1.7 million and repayments of long-term loans from a related party of $1.0 million.

Capital Expenditures

We expect to make major capital expenditures in connection with the expansion of our fleet capacity. We expect other major capital expenditures for funding dry dockings of our fleet to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations during 2011.

Capital Resources

We will finance capital expenditures for the expansion our fleet capacity through bank loans. We have had capital resources from our major shareholders and related parties who committed to make long-term notes payable or long-term loan, if needed, to finance our capital expenditures and working capital. We intend to finance other capital expenditures mainly from cash flows from our operations. We believe that cash flows from our operations will be improved as a new vessel started operation in January 2011 and another one was just placed in operation in May 2011. We believe that existing cash and our capital resources are sufficient to meet our projected operating requirements during the next 12 months.

Material Commitments/Tabular Disclosure of Contractual Obligations

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lont-term loans obligations	$45,199,758	6,597,160	9,770,340	10,532,052	18,300,206
Interest payments of long-term loans	$3,843,479	884,791	1,418,284	1,003,652	536,752
Long-term notes payable obligations	$16,888,776	2,610,948	6,738,059	7,417,269	122,500
Interest payments of long-term notes payables	$8,191,365	2,761,943	4,009,669	1,417,969	1,784
Non-cancelable leases obligations	$46,964	46,964	-	-	-
Ship building, obligations	$8,550,000	5,700,000	1,900,000	950,000	-

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities. As of March 31, 2011, the Company’s debt consisted of $45,199,758 in long-term loans at various margins above the LIBOR. For the three months ended March 31, 2011, actual interest rates on the outstanding debt ranged from 1.8% to 2.44%. The weighted average interest rate was 2.08%.

Foreign Currency and Exchange Rate Risk

The shipping industry’s functional currency is the U.S. dollar. The Company generates a majority of its revenues in U.S. dollars. The majority of the Company’s operating expenses are in U.S. dollars, and the majority of the Company’s investing and all of its financing activities are in U.S. dollars.  The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its operating, investing and financing activities. For the three months ended March 31, 2011, the exchange rate for the Renminbi against the U.S. dollar was in the range of RMB6.5443 to RMB6.6286 against USD1.00. The moving average translation rate was RMB6.5713 against USD1.00.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of March 31, 2011, the case is in the process of exchanging documents and evidence for arbitration. The Company intends to vigorously defend this action, and the Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded a claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as of March 31, 2011. The insured underwriter will cover the settlement amount when the case is settled in the future.

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

As The Company’s Fleet Of Vessels Ages, The Risks Associated With Older Vessels could Adversely Affect Our Business Operations.

In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel. As of March 31, 2011, the average age of the 13 vessels in the Company controlled fleet was 20 years. The Company estimates that the economic useful life of most bulk carriers is approximately 25 years, however most of the vessels in the industry are used for more than 30 years or more, if the vessel can pass the annual survey. The length of a vessel’s useful life depends on market conditions, the type of cargo being carried and the level of maintenance. Some of the Company’s dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage the vessels and reduce their useful life, if the Company does not follow specified maintenance and cleaning routines. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment, to the vessels and may restrict the type of activities in which the vessels may engage. The Company cannot assure you that they will be able to operate the vessels profitably during the remainder of their projected useful lives or that they will be able to sell the vessels profitably when the Company no longer can utilize them in the fleet.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On February 18, 2011, the Board of Directors and a stockholder holding 82.25% of WLOL’s common stock approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to (a) increase the Company’s Common Stock from 200,000,000 shares to 400,000,000 shares, (b) effect a 1.5 for 1 forward stock split of WLOL’s common stock and (c) change the name of WLOL from “Winland Online Shipping Holdings Corporation” to “Winland Ocean Shipping Corp.”.

As a result of the forward stock split being declared effective by FINRA at the market open on March 28, 2011, all shareholders of WLOL of record on March 25, 2011 shall receive 0.5 additional shares for every 1 share owned on March 25, 2011. As a result of the increase in WLOL’s issued and outstanding shares of common stock from 130,000,000 to 195,000,000 shares of common stock by virtue of the forward split, WLOL also increased its authorized shares from 200,000,000 to 400,000,000 in order to add flexibility for the issuance of new shares. Fractional shares will be rounded up to the next whole share, and shareholders were not obligated to take any other action with respect to the forward split as certificates representing new shares were issued by the transfer agent on March 28, 2011.

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
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.22	Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.23	Memorandum of Agreement, dated June 3, 2009, by and between Mario Shipping Corporation and Winland Shipping Co. Ltd.	Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.24	Addendum No. 1 to Memorandum of Agreement dated June 4, 2009 (Bao Shun)	Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.25	Addendum No. 2 to Memorandum of Agreement dated July 14, 2009 (Bao Shun)	Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.26	Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.27	Amendment to Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.28	First Preferred Panamanian Ship Mortgage	Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.29	Deed of Guarantee	Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 28, 2008

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K as filed with the SEC March 30, 2011

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

WINLAND OCEAN SHIPPING CORP.

Date: May 11, 2011	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive Officer, Secretary and Director

Date: May 11, 2011	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial and Accounting Officer