Form 10-Q
period 2011-06-30
Winland Ocean Shipping Corp
filed 2011-08-12
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2011: 195,000,000 shares of common stock.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES

FINANCIAL STATEMENTS
TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 AND DECEMBER 31, 2010 (UNAUDITED)	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)	F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)	F-8

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$973,284	$8,253,476
Accounts receivable	1,601,564	776,034
Inventories	3,784,844	1,771,838
Prepayments	1,651,245	839,708
Other receivables and other assets	614,764	808,520
Due from related parties	2,415,669	1,102,581
Discontinued operations	188,595	7,140,971
Total current assets	11,229,965	20,693,128

Vessels, net	97,734,840	37,452,607
Vessels under construction	-	47,700,567
Fixed assets, net	11,320	9,194
Deferred dry dock fees, net	7,733,987	7,474,734
Discontinued operations	595,877	2,708,107
Total long-term assets	106,076,024	95,345,209

TOTAL ASSETS	$117,305,989	$116,038,337

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2011	December 31, 2010
CURRENT LIABILITIES
Accounts payable	$10,291,239	$7,471,772
Current portion of long-term loans	6,069,244	6,627,576
Current portion of long-term notes payable, net of discount of $2,302,186 and $589,740 at June 30, 2011 and December 31, 2010, respectively	2,822,121	2,906,832
Advance from customers	600,878	854,902
Payroll payable	1,205,137	1,363,287
Payable to ship builder	1,911,682	-
Due to related parties	5,458,314	3,753,933
Other current and accrued liabilities	1,887,689	1,948,030
Discontinued operations	-	3,763,512
Total current liabilities	30,246,304	28,689,844

LONG-TERM LIABILITIES
Long-term loans	43,370,777	40,031,919
Long-term notes payable (including related parties), net of discount of $4,187,405 and $817,430 at June 30, 2011 and December 31, 2010, respectively	13,540,924	14,084,609
Payable to ship builder	3,800,000	2,850,000
Discontinued operations	-	2,961,739
Total long-term liabilities	60,711,701	59,928,267

TOTAL LIABILITIES	90,958,005	88,618,111

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 per share; 400,000,000 shares authorized, 195,000,000 shares issued and outstanding	195,000	195,000
Additional paid-in capital	3,257,966	3,257,966
Accumulated other comprehensive income	925,257	919,494
Retained earnings	21,969,761	23,047,766
Total Shareholders’ Equity	26,347,984	27,420,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,305,989	$116,038,337

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$21,316,507	$18,740,244	$34,139,960	$31,963,918

COSTS AND EXPENSES
Vessel operating costs	17,118,213	13,932,367	26,276,040	23,096,945
Depreciation and amortization	1,810,405	1,560,538	3,406,953	3,086,329
General and administrative	438,267	432,614	1,033,445	871,885
Selling	77,009	81,120	163,833	181,334
TOTAL COSTS AND EXPENSES	19,443,894	16,006,639	30,880,271	27,236,493

OTHER EXPENSES

Interest, net	(1,130,436)	(283,289)	(1,653,584)	(573,459)
Other income (expense), net	38,564	3,906	95,428	(3,389)

INCOME FROM CONTINUING OPERATIONS	780,741	2,454,222	1,701,533	4,150,577

DISCONTINUED OPERATIONS

Loss from disposition of discontinued operations	-	-	(2,603,403)	-
Gain (loss) from discontinued operations	164	532,377	(166,753)	488,256
Income tax expense from discontinued operations	-	(9,069)	(9,382)	(17,023)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	164	523,308	(2,779,538)	471,233

NET INCOME (LOSS)	780,905	2,977,530	(1,078,005)	4,621,810

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	287	17,943	5,763	19,039

COMPREHENSIVE INCOME (LOSS)	$781,192	$2,995,473	$(1,072,242)	$4,640,849

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average shares outstanding
- Basic	195,000,000	195,000,000	195,000,000	195,000,000
- Diluted	195,000,000	195,000,000	195,000,000	195,000,000

Income per share from continuing operations
- Basic	$0.00	$0.01	$0.01	$0.02
- Diluted	$0.00	$0.01	$0.01	$0.02

Gain (loss) per share from discontinued operations
- Basic	$0.00	$0.00	$(0.01)	$0.00
- Diluted	$0.00	$0.00	$(0.01)	$0.00

Net income (loss) per share
- Basic	$0.00	$0.02	$(0.01)	$0.02
- Diluted	$0.00	$0.02	$(0.01)	$0.02

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,078,005)	$4,621,810
Net loss (gain) from discontinued operations	2,779,538	(471,233)
Income from continuing operations	1,701,533	4,150,577

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,858,353	1,299,079
Amortization of deferred dry dock fees	1,548,600	1,787,250
Amortization of long-term notes payable discount	309,462	357,881

Changes In Operating Assets and Liabilities:

(Increase) Decrease In:
Accounts receivable	(825,530)	(798,108)
Inventories	(2,013,006)	(446,518)
Prepayments	(811,537)	(1,151,847)
Other receivables and other assets	193,756	265,085
Deferred dry dock fees	(1,807,853)	(1,032,933)

Increase (Decrease) In:
Accounts payable	2,819,467	795,142
Advance from customers	(254,024)	1,742,037
Payroll payable	(158,150)	(38,153)
Other current and accrued liabilities	(60,343)	(349,185)
Proceeds from/(repayments to) related parties	391,293	(3,704,958)
Net cash provided by continuing operations	2,892,021	2,875,349

Net cash (used in) provided by discontinued operations	(591,502)	1,893,699

Net cash provided by operating activities	2,300,519	4,769,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(5,878,230)	(18,648,163)
Purchases of fixed assets	(2,231)	(4,659)
Proceeds from disposition of discontinued operations	151,319	-
Net cash used in investing activities	(5,729,142)	(18,652,822)

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of)/proceeds from long-term loans	(2,919,474)	735,526
(Repayments of)/proceeds from long-term notes payable	(937,858)	13,925,643
Net cash (used in) provided by financing activities	(3,857,332)	14,661,169

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,285,955)	777,395
Effect of exchange rate changes on cash	5,763	19,039
Cash and cash equivalents at beginning of year	8,253,476	1,934,993

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$973,284	$2,731,427

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$1,827,062	$293,768

SUPPLEMENTARY NON-CASH DISCLOSURES:

1.      During the six months ended June 30, 2011, vessels under construction of $62,138,217 were transferred to vessels upon the delivery of vessels Fon Tai and Rui Lee in January and May 2011.

2.      During the six months ended June 30, 2011, the payment for vessel Rui Lee of $5,700,000 was facilitated through proceeds from a long-term loan.

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

On February 16, 2011, the Company terminated the technical service agreements with DWIS, DWIL and DSON. The operating results of DWIS, DWIL and DSON have been presented as discontinued operations for the six months ended June 30, 2011 and 2010 and as of December 31, 2010.

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

2.    LIQUIDITY

The Company had a working capital deficit of $19,016,339 as of June 30, 2011. To increase the working capital, the Company sold vessel Win Glory for $1,700,000 on August 6, 2011. Also see Notes 11 and 14. The Company executed a contract to sell vessel Win Star for $3,278,451 on July 29, 2011. Also see Note 14. To improve liquidity, the Company obtained written commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The unaudited condensed consolidated financial statements of Winland Ocean Shipping Corp. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

 (b)  Principles of Consolidation

The condensed consolidated financial statements include the accounts of WLOL and its subsidiaries (the Company”) as of June 30, 2011 as follows:

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

II. Subsidiaries of PGL - Businesses in dry bulk shipping and chartering brokerage:

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

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Principles of Consolidation (Continued)

II. Subsidiaries of PGL - Businesses in dry bulk shipping and chartering brokerage (Continued):

m)	Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

n)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering brokerage business of vessels.

o)	Bestline Shipping Limited is registered in Hong Kong, managing chartering brokerage business of vessels.

p)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

q)	Win Glory S.A. is incorporated in Panama, registered in Hong Kong.

r)	Win Grace Shipping Co., Limited is incorporated and registered in Malta.

s)	Win Hope Shipping Co., Limited is incorporated and registered in Malta.

t)	Win Moony Shipping Co., Limited is incorporated and registered in Malta.

u)	Bodar Shipping S.A. is incorporated and registered in Panama.

v)	Win Moony Shipping S.A. is incorporated and registered in Panama.

w)	Bao Shun Shipping S.A. is incorporated and registered in Panama.

x)	Winland International Shipping Co., Limited is incorporated and registered in Hong Kong.

y)	Kin Ki International Industrial Limited is incorporated and registered in BVI.

z)	Fon Tai Shipping Co., Limited is incorporated and registered in Hong Kong.

aa)	Won Lee Shipping Co., Limited is incorporated and registered in Hong Kong.

bb)	Win Ever Shipping S.A. is incorporated and registered in Panama.

cc)	Win Bright Shipping S.A. is incorporated and registered in Panama.

Inter-company accounts and transactions have been eliminated in consolidation.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Concentrations

The Company’s major customer who accounted for the following percentages of total revenues and account receivable are as follows:

	Revenues		Account Receivable
Major Customers	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2010	June 30, 2011	December 31, 2010
G U Shipping Pte., Ltd.	19.95%	-	5.21%	14.64%

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2010	June 30, 2011	December 31, 2010
A/S Dan-Bunkering Ltd.	17.4%	27.24%	-	0.35%
Seabridge Bunkering Pte Ltd.	12.33%	-	1.63%	-
Chimbusco Pan Nation Petro-Chemical Co., Ltd.	15.8%	-	5.73%	1.32%

(d)	Use of Estimates

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

The carrying amounts of other financial assets and liabilities, such as accounts receivable, prepayments, other receivables and other assets, due from related parties, accounts payable, current portion of long-term bank loans and notes payable, advance from customers, payroll payable, payable to ship builder, due to related parties and other payables and accrued liabilities approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term bank loans and notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loans and notes payable was not significantly different from the carrying value at June 30, 2011.

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

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Income Tax

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, Winland International Shipping Co., Limited, Fon Tai Shipping Co., Limited and Won Lee Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these companies is exempt from income tax under the local tax law; there is no income tax expense for the six months ended June 30, 2011 and 2010.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in S.V.G. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These five companies obtained tax exemptions from the local governments, so they did not have any tax expense for the six months ended June 30, 2011 and 2010. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and are registered in HongKong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., Bao Shun Shipping S.A., Win Bright Shipping S.A. and Win Ever Shipping S.A. are incorporated and registered in Panama. Kin Ki International Industrial Limited is incorporated and registered in BVI. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the six months ended June 30, 2011 and 2010.

(h)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the six months ended June 30, 2011 and 2010.

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

	June 30, 2011	December 31, 2010	June 30, 2010
Period end RMB: US$ exchange rate	6.4635	6.6118	6.8086

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average period RMB: US$ exchange rate	6.4999	6.8224	6.5399	6.8229

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only component of comprehensive income (loss) is the foreign currency translation adjustment.

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

Dry Bulk Shipping Service - Dry bulk shipping service operates a fleet of twelve vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 56% and 64% of combined operating revenues for the six months ended June 30, 2011 and 2010, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for shipping companies and shippers. The segment contributed 44% and 36% of consolidated operating revenues for the six months ended June 30, 2011 and 2010, respectively.

Also see Note 12.

(l)	New Accounting Pronouncements

No new accounting pronouncement has been adopted that will have a material effect on the condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

4.    VESSELS

The Company’s current fleet consists of thirteen vessels as bulk carriers as of June 30, 2011 and December 31, 2010. Two vessels denoted (a) were acquired through the long-term loans, also see Note 7; three vessels denoted (b) were acquired through the long-term loans and long-term notes payable, also see Notes 7 and 8.

The vessels of the Company consist of the following:

		June 30, 2011	December 31, 2010
At cost:
Win Hope		$2,679,285	$2,679,285
Win Ever		1,737,966	1,737,966
Win Bright		1,739,258	1,739,258
Win Eagle		3,560,852	3,560,852
Win Grace		3,677,861	3,677,861
Win Moony		3,682,178	3,682,178
Win Star		3,336,600	3,336,600
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Bodar		4,985,441	4,985,441
Baoshun	(b)	20,881,125	20,881,125
Fon Tai	(b)	30,986,337	-
Rui Lee	(b)	31,151,880	-
		$131,161,922	$69,023,705

		June 30, 2011	December 31, 2010
Less: Accumulated depreciation
Win Hope		$2,371,166	$2,250,597
Win Ever		1,564,169	1,564,169
Win Bright		1,565,332	1,565,332
Win Eagle		3,204,767	3,204,767
Win Grace		3,310,075	3,310,075
Win Moony		3,313,961	3,313,961
Win Star		3,002,940	3,002,940
Winland Dalian	(a)	6,385,099	5,837,805
Win Honey	(a)	1,902,656	1,776,094
Bodar		4,486,897	4,486,897
Baoshun	(b)	1,761,845	1,258,461
Fon Tai	(b)	464,795	-
Rui Lee	(b)	93,380	-
		$33,427,082	$31,571,098
Vessels, net		$97,734,840	$37,452,607

Vessel depreciation expense for the six months ended June 30, 2011 and 2010 was $1,855,984 and $1,297,809, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

4.    VESSELS (CONTINUED)

The Company pledged the following vessels as collateral against long-term loans. Also see Note 7.

	June 30, 2011	December 31, 2010
Net Book Value
Winland Dalian	$11,858,040	$12,405,334
Win Honey	2,597,344	2,723,906
Baoshun	19,119,280	19,622,664
Fon Tai	30,521,542	-
Rui Lee	31,058,500	-
Total	$95,154,706	$34,751,904

Insurance Costs:

There are four kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

		Premium Expense
Insurance	Coverage	For The Six Months Ended June 30,
		2011	2010
Hull insurance	$140,530,000	$529,930	$498,719
Protection & indemnity insurance	8,000,000	559,246	487,628
Freight demurrage and defense insurance	59,680,000	52,964	44,980
Delay insurance		46,355	53,014
Total		$1,188,495	$1,084,341

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income for the six months ended June 30, 2011 and 2010. Premium expenses were $1,188,495 and $1,084,341 for the six months ended June 30, 2011 and 2010, respectively. The prepayment for insurance was $31,696 and $0 as of June 30, 2011 and December 31, 2010, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

5.    DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	June 30, 2011	December 31, 2010
Cost	$16,620,506	$14,812,650
Less: Accumulated amortization	8,886,519	7,337,916
Deferred dry dock fees, net	$7,733,987	$7,474,734

Amortization expense for the next five years and thereafter is as follows:

Periods Ended June 30,	Amount
2012	$3,184,972
2013	2,170,679
2014	1,372,680
2015	674,590
2016	331,066
Total	$7,733,987

The roll-forward of the beginning and ending balance of deferred dry dock fees consist of the following:

	June 30, 2011	December 31, 2010
Beginning balance	$7,474,734	$9,143,460
Addition of deferrals	1,807,853	1,627,004
Less: Amortization expense	(1,548,600)	(3,295,730)
Deferred dry dock fees, net	$7,733,987	$7,474,734

The Company’s vessels are required to be drydocked approximately every 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Cost deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard, cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise, and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. Amortization expense for drydocking for the six months ended June 30, 2011 and 2010 was $1,548,600 and $1,787,250, respectively. All other costs incurred during drydocking are expensed as incurred.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

6.    DUE FROM/TO RELATED PARTIES

Due from/to related parties consist of the following:

(I) Due From Related Parties			June 30, 2011	December 31, 2010
Winland Container Lines Ltd.	a	)	$2,334,611	$1,088,359
Dalian Winland Shipping Co., Ltd	b	)	13,953	14,222
Dalian Winland Group Co., Ltd	c	)	5,238	-
Winland Shipping Japan Co., Ltd	e	)	61,867	-
Total due from related parties			$2,415,669	$1,102,581

(II) Due To Related Parties			June 30, 2011	December 31, 2010
Dalian Winland Group Co., Ltd	c	)	$-	$2,194,746
Dalian Master Well Ship Management Co., Ltd	d	)	252,246	28,824
Winland Shipping Japan Co., Ltd	e	)	-	6,803
Rich Forth Investment Limited	f	)	1,453	1,523,560
DWIS	g	)	1,068,023	-
DWIL	h	)	4,118,006	-
DSON	i	)	18,586	-
Total due to related parties			$5,458,314	$3,753,933

a)
Winland Container Lines Ltd. is controlled by the relatives of the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the six months ended June 30, 2011 and 2010, the Company recognized charter income for the vessel Winland Dalian of $0 and $153,507, respectively; the Company recognized service revenues of $928,560 and $962,039, respectively. For the six months ended June 30, 2011 and 2010, the Company paid $15,077,611 and $14,282,873 of expenses to ports, and received $14,759,918 and $14,084,577 of payments from ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balances at June 30, 2011 and December 31, 2010 are interest-free, unsecured and they were subsequently settled.

b)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. It operated one vessel for the Company for the six months ended June 30, 2011 and 2010. The vessel management fees were $2,357 and $9,000 for the six months ended June 30, 2011 and 2010, respectively. The rental fees for the offices of the Company were $22,920 and $0 for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, on behalf of DWSC, the Company paid $1,993,573 and $9,000, and received $1,968,565 and $0, respectively. The outstanding balances at June 30, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed repayment term.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

6.    DUE FROM/TO RELATED PARTIES (CONTINUED)

c)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. DWIG collected $6,588,674 and $5,270,054 on behalf of the Company for the six months ended June 30, 2011 and 2010, respectively. DWIG paid $4,388,692 and $5,187,211 on behalf of the Company for the six months ended June 30, 2011 and 2010, respectively. The outstanding balances at June 30, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed repayment term.

d)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. It operates as the vessel management company for the Company. The vessel management fees for the six months ended June 30, 2011 and 2010 were $110,400 and $117,000, respectively. The Company collected $113,022 and $10,688 on behalf of Dalian Master Well Ship Management Co., Ltd. for the six months ended June 30, 2011 and 2010, respectively. The outstanding balances at June 30, 2011 and December 31, 2010 are interest-free, unsecured, and have no fixed repayment term.

e)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $0 and $30,743 for the six months ended June 30, 2011 and 2010, respectively. The Company paid $72,870 and $74,463, and received $4,200 and $28,261 on behalf of Winland Shipping Japan Co., Ltd. for six months ended June 30, 2011 and 2010, respectively. The outstanding balances at June 30, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed repayment term.

f)
Rich Forth Investment Limited is controlled by relatives of the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee was $46,800 and $25,200 for the six months ended June 30, 2011 and 2010, respectively. The Company paid $5,690,433 and $5,792, and collected $3,920,086 and $86,995 for the six months ended June 30, 2011 and 2010, respectively. The Company recognized interest expense for long-term notes payable of $201,440 and $32,856 for the six months ended June 30, 2011 and 2010, respectively. The outstanding balances at June 30, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed repayment term. Also see Note 8 for long-term notes payable to related parties.

g)
DWIS is controlled by the Chairman and Chief Executive Officer of the Company. On February 16, 2011, DWIS was disposed by the Company. DWIS provided shipping agency services to the Company. During February 2011 to June 30, 2011, the Company recognized agency fees for agency services of $56,675, and paid $143,295 and collected $1,094,536 on behalf of DWIS. The outstanding balance at June 30, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 11.

h)
DWIL is controlled by the Chairman and Chief Executive Officer of the Company. On February 16, 2011, DWIL was disposed by the Company. During February 2011 to June 30, 2011, the Company paid $45,276 and collected $339,413 on behalf of DWIL. The outstanding balance at June 30, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 11.

i)
DSON is ultimately controlled by the Chairman and Chief Executive Officer of the Company. On February 16, 2011, DSON was disposed of by the Company. During February 2011 to June 30, 2011, the Company paid $19,950 and collected $19,950 on behalf of DSON. The outstanding balance at June 30, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 11.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

7.    LONG-TERM LOANS

Long-term loans consist of the following:
	June 30, 2011	December 31, 2010
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (1.99% at June 30, 2011), secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$351,960	$1,407,792

Due on July 21, 2012, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (1.98% at June 30, 2011), secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	758,294	1,108,298

Term of the loan is 7 years with interest at the 1-month JPY LIBOR plus 2.30% per annum (2.44% at June 30, 2011), monthly payment of principal is fixed at $109,773, initial payment on October 24, 2009, secured by the vessel Baoshun (also see Note 4).	12,184,767	12,843,405

Loan facility of $37,000,000 from China Merchants Bank:
Drawdown from the loan facilities due on September 21, 2012, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.809% at June 30, 2011), plus the annual fee of 2% of average daily outstanding balance. The principal payment is fixed at $497,500 quarterly, starting September 21, 2011, with final payment of $995,000 on May 5, 2021. The interest is accrued from June 29, 2010 and paid quarterly starting December 21, 2010 till the principal is paid. The loan is secured by the vessel Rui Lee, and guaranteed by the Chairman and the CEO of the Company (also see Note 4).	16,245,000	14,200,000

Drawdown from the loan facilities due on June 21, 2014, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.809% at June 30, 2011), plus the annual fee of 2% of average outstanding balance . The principal payment is fixed at $427,500 quarterly, starting March 21, 2011, with final payment of $427,500 due June 21, 2014. The interest is accrued from July 9, 2010 and paid quarterly starting December 21, 2020 till the principal payoff. The loan is secured by the vessel Fon Tai, and guaranteed by the Chairman and the CEO of the Company (also see Note 4).	19,900,000	17,100,000

Total long-term loans	49,440,021	46,659,495

Less: Current portion	6,069,244	6,627,576

Long-term portion	$43,370,777	$40,031,919

Interest expense for the six months ended June 30, 2011 and 2010 was $708,695 and $215,578, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

7.    LONG-TERM LOANS (CONTINUED)

The interest on the loan facility which was used to build the vessels Fon Tai and Rui Lee was capitalized as part of vessels upon the vessel delivery. For the six months ended June 30, 2011, the interest capitalized as vessels was $99,692.

The repayment schedule for the principal amount of long-term loans is as follows:

Periods Ended June 30,	Amount
2012	$6,069,244
2013	5,075,562
2014	5,017,276
2015	5,017,276
2016	5,017,276
Thereafter	23,243,387
Total	$49,440,021

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

8.	LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
			June 30, 2011	December 31, 2010
Notes payable to unrelated party:
Sea Carrier Shipping Co., Ltd., net of discount of $1,097,708 and $1,407,170 at June 30, 2011 and December 31, 2010, respectively, due September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a	)	$2,326,545	$2,541,441

Sea Carrier Shipping Co., Ltd., due March 31, 2016, net of discount of $2,695,933 and $0 at June 30, 2011 and December 31, 2010. Started from April 1, 2011, fixed repayment of $3,718 per day, due at month end.	b	)	3,750,750	3,850,000

Sea Carrier Shipping Co., Ltd., due March 31, 2016, net of discount of $2,695,950 and $0 at June 30, 2011 and December 31, 2010. Started from April 1, 2011, fixed repayment of $3,718 per day, due at month end.	c	)	3,750,750	3,850,000

Subtotal			9,828,045	10,241,441

Notes payable to related party:
Rich Forth Investment Limited, due March 31, 2016, monthly interest at an interest rate of 5.841% on unpaid principal balance per annum paid from June 1, 2010 to March 31, 2016. Beginning June 30, 2011, interest payment and fixed $215,000 repayment of principal paid quarterly.	f	)	4,085,000	4,300,000

Rich Forth Investment Limited, due June 30, 2016, monthly interest at an interest rate of 5.841% on unpaid principal balance per annum paid from June 1, 2010 to June 30, 2016. Beginning September 30, 2011, interest payment and fixed $122,500 repayment of principal paid quarterly.	g	)	2,450,000	2,450,000

Subtotal			6,535,000	6,750,000

Total long-term notes payable			16,363,045	16,991,441

Less: Current portion			2,822,121	2,906,832

Long-term portion			$13,540,924	$14,084,609

The long-term note denoted a) was used to purchase the vessel Baoshun (see Note 4). The amortization of discount on this long-term note for the six months ended June 30, 2011 and 2010 was $309,462 and $357,881, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

8.	LONG-TERM NOTES PAYABLE (CONTINUED)

The long-term notes denoted b) and f) were used to build the vessel Fon Tai which was delivered on January 10, 2011. The interest on these long-term notes before the delivery was capitalized and expensed afterwards. For the six months ended June 30, 2011, the capitalized interest on these long-term notes was $19,874, and expensed interest on these long-term notes was $463,020.

The long-term notes denoted c) and g) were used to build the vessel Rui Lee which was delivered on May 5, 2011. The interest on these long-term notes before the delivery was capitalized and expensed afterwards. For the six months ended June 30, 2011, the capitalized interest on these long-term notes was $253,698, and expensed interest on these long-term notes was $172,407.

The repayment schedule for long-term notes payable is as follows:

Periods Ended June 30,	Amount
2012	$2,822,121
2013	3,234,267
2014	3,762,614
2015	3,568,053
2016	2,975,990
Total	$16,363,045

9.	PAYABLE TO SHIP BUILDER

Upon the vessel Fon Tai’s delivery on January 10, 2011, the balance of $2,850,000 payable to ship builder will be repaid annually in three equal installments of $950,000, starting from January 9, 2012.

Upon the vessel Rui Lee’s delivery on May 5, 2011, the balance of $2,850,000 payable to ship builder will be repaid annually in three equal installments of $950,000, starting from May 4, 2012.

10.	COMMITMENTS

Lease Commitments

The Company leases office space under operating leases. Lease expense was $34,479 and $32,916 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, future minimum payments required under non-cancelable leases are:

Period Ended June 30,	Amount
2012	$31,106
Total	$31,106

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

11.	DISCONTINUED OPERATIONS

(a)	Disposition of VIEs

On February 16, 2011, the Company ultimately and voluntarily entered into a Termination of Services Agreement with the VIEs (DWIS, DWIL and DSON) and the stockholders of the VIEs. The stockholders of the VIEs paid the Company a termination fee of RMB1,000,000 ($151,319) as consideration. The Company considers the operations of VIEs as discontinued operations.

The results of discontinued operations are presented as net amounts in the condensed consolidated statements of loss with prior period restated to conform to the current presentation. Selected operating results for discontinued operations of DWIS, DWIL and DSON are presented as follows:

	Six Months Ended June 30,
	2011	2010
Revenue	$589,713	$3,562,344
Costs and expenses	(702,644)	(2,113,083)
Income tax expense	(9,382)	(17,023)
Other operating expenses	-	(844,961)
(Loss) income from discontinued operations	$(122,313)	$587,277

The following represents the assets and liabilities of discontinued operations at the date of the disposition:

February 16, 2011
Assets:
Cash and cash equivalents	$3,266,836
Accounts receivable	2,231,363
Other current assets	4,376,091

Vessel, net	1,758,770
Other long-term assets	126,101

Total assets	11,759,161

Liabilities:
Accounts payable	811,631
Short-term bank loan	1,513,936
Other current liabilities	3,717,133

Long-term notes payable	2,961,739

Total liabilities	9,004,439

Total net assets disposed	2,754,722
Consideration	151,319
Loss on disposition	$2,603,403

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

11.	DISCONTINUED OPERATIONS (CONTINUED)

(a)	Disposition of VIEs (Continued)

The following is the unaudited proforma net income and basic net income per share of the Company for the six months ended June 30, 2011 and 2010 assuming the termination of VIEs was completed on January 1, 2011 and 2010, respectively:

	Six Months Ended June 30,
	2011	2010
Net income	$1,647,711	$4,034,533
Basic and diluted net income per share	$0.01	$0.02

(b)	Disposition of Vessel Win Glory

On June 10, 2011, the Company signed a Memorandum of Agreement (“MOA”) with Pacific Pty., Ltd., Belize (“Buyer”) to sell the vessel Win Glory for $1,700,000. The vessel Win Glory was delivered to the buyer on August 6, 2011. Also see Notes 2 and 14.  In accordance with ASC 205-20 (formerly SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets), the results of operations of Win Glory were presented separately as discontinued operations in the condensed consolidated statement of loss for the six months ended June 30, 2011 and 2010 with the prior period restated to conform to the current presentation as follows:
	Six Months Ended June 30,
	2011	2010
Revenue	$1,054,897	$457,992
Costs and expenses	1,108,719	574,036
Loss from discontinued operation	$(53,822)	$(116,044)

The assets of the discontinued operation were presented separately in the condensed consolidated balance sheet at June 30, 2011 and December 31, 2010 as follows:

	June 30, 2011	December 31, 2010
Assets:
Other current assets	$188,595	$90,215

Vessel, net	250,369	250,369
Other long-term assets	345,508	416,977
Total assets	$784,472	$757,561

The following is the unaudited proforma net income and basic net income per share of the Company for the six months ended June 30, 2011 and 2010 assuming selling the vessel was completed on January 1, 2011 and 2010, respectively:

	Six Months Ended June 30,
	2011	2010
Net (loss) income	$(1,024,183)	$4,737,854
Basic and diluted net (loss) income per share	$(0.01)	$0.02

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

12.	SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of June 30, 2011, reviews the results of the operating segments when making decisions about allocating resources and assessing performance. The segments are: (1) Dry bulk shipping and (2) Chartering brokerage.

The Company's segment information for the six months ended June 30, 2011 and as of December 31, 2010 is as follows:

Six Months Ended June 30, 2011	Dry Bulk Shipping	Chartering Brokerage	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$19,078,039	$15,094,117	$(32,196)	$34,139,960
Intersegment sales	-	286,019	(286,019)	-
Net sales	19,078,039	15,380,136	(318,215)	34,139,960
Costs	13,400,492	13,193,763	(318,215)	26,276,040
Depreciation and amortization	3,406,764	189	-	3,406,953
Other expenses	2,569,168	98,732	87,534	2,755,434
Operations (loss) income	(298,385)	2,087,452	(87,534)	1,701,533
Gain (loss) from discontinued operations	21,670	-	(2,801,208)	(2,779,538)
Net (loss) income	$(276,715)	$2,087,452	$(2,888,742)	$(1,078,005)
June 30, 2011
Identifiable assets	$102,469,419	$14,909,630	$(73,060)	$117,305,989

Six Months Ended June 30, 2010	Dry Bulk Shipping	Chartering Brokerage	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$20,411,463	$11,600,708	$(48,253)	$31,963,918
Intersegment sales	-	-	-	-
Net sales	20,411,463	11,600,708	(48,253)	31,963,918
Costs	13,191,154	9,954,044	(48,253)	23,096,945
Depreciation and amortization	3,086,329	-	-	3,086,329
Other expenses	1,345,154	171,890	113,023	1,630,067
Operations income (loss)	2,788,826	1,474,774	(113,023)	4,150,577
Gain (loss) from discontinued operations	647,893	-	(176,660)	471,233
Net income (loss)	$3,436,719	$1,474,774	$(289,683)	$4,621,810
December 31, 2010
Identifiable assets	$105,578,923	$11,538,814	$(1,079,400)	$116,038,337

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

12.	SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
Sales to unaffiliated customers:
Japan, Korea and Russia	$10,241,988	$6,392,783
PRC (including Hong Kong)	11,948,986	19,178,350
Southern and Eastern Asia	5,120,994	4,794,588
Other	6,827,992	1,598,197
Total	$34,139,960	$31,963,918

13.	CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of June 30, 2011, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded the claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as of June 30, 2011. The insurance underwriter will pay the settlement amount when the case is settled in the future.

14.	SUBSEQUENT EVENTS

The vessel Win Glory was delivered to the buyer on August 6, 2011. Also see Notes 2 and 11.

On July 29, 2011, the Company executed a contract with an unaffiliated third party to sell the vessel Win Star for $3,278,451. The Company received the restricted deposit of $327,838 on August 1, 2011. Also see Note 2.

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

PGL and each of its wholly-owned subsidiaries set forth above (collectively, the “PGL Group”) are engaged in ocean transportation of dry bulk cargo worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the PGL Group are ocean transportation and chartering brokerage. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering brokerage businesses are managed by Kinki and Bestline. Lancrusier’s primary business is management and accounting.  Win Star, Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever, Win Grace, Win Hope, Bodar Shipping, Win Shipping, Bao Shun, Fon Tai and Won Lee collectively own 13 of the Company’s vessels.  Bodar and Win Moony are in the process of winding down and have no operations.  Winland International's primary business is to develop and expand the global shipping market.  Kin Ki International, Win Bright Shipping and Win Ever Shipping had no operations in 2011. These three companies will take over the operations of Kinki, Win Bright and Win Ever once the corresponding governments with which such vessels are registered approve the applications to cancel these companies. Win Glory also owns one vessel which was sold to an unaffiliated third party for a purchase price of $1,700,000 on August 6, 2011. Win Star owns one vessel which, as of the execution of a contract dated July 29, 2011, is in the process of being sold to an unaffiliated third party for a purchase price of $3,278,451 and the Company anticipates the consummation of such sale to take place in August 2011.

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

Summary of Current Business of the Company

The Company's core business is international bulk cargo transportation.  We believe that our Company is a well-known shipping enterprise based in China.  We currently have an ocean shipping fleet of 13 vessels, with a self-owned carrying capacity of over 310,000 tons.  Through monthly voyage charters and time charters, the Company can provide carrying capacity of about 1,000,000 tons with shipping lines to major ports around the world.

The Company continued to grow and reached the highest operating revenue of $84.2 million and net income of $19.1 million in 2008. With the global economic crisis and shipping market downturn since late 2008, our operating revenues in 2009 dropped to $50.2 million with a net loss of $7.0 million. Our operating revenues and net income improved in 2010 with an increase to $74.3 million and $3.1 million, respectively. The Company disposed the VIE businesses on February 16, 2011 and signed a memorandum of agreement to sell a vessel owned by Win Glory, which resulted in a loss from discontinued operations of $2.8 million for the six months ended June 30, 2011. Our operating revenues were $34.1 million and income from continuing operations was $1.7 million for the six months ended June 30, 2011.

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

On March 26, 2010, the Company obtained a loan facility of $37 million from China Merchants Bank Co., Ltd. to finance the construction of two new vessels “Fon Tai” and “Rui Lee”. As of June 30, 2011, we drew down $37 million from our loan facility, and executed four new notes payable totaling $14.0365 million, in the aggregate, for purposes of commencing the building of such vessels.

On May 20, 2010, Fon Tai entered into a novation agreement, which was subsequently amended on May 21, 2010, whereby Fon Tai assumed all of the rights and obligations of Rich Forth Investments Limited ("Rich"), a related party which is controlled by relatives of the Chairman and Chief Executive Officer (“CEO”) of the Company, under a shipbuilding contract with JiangSu Hantong Ship Heavy Industry Co., Ltd. ("JiangSu") previously executed on December 6, 2006 for the construction of one 57,000dwt bulk carrier vessel (Fon Tai). The contract amount of $29,950,000 included the ship building contract price of $28,500,000 payable to JiangSu and a contract transfer fee of $1,450,000 payable to Rich for the reimbursement of costs incurred in connection with the construction. Vessel Fon Tai was delivered and placed into service on January 10, 2011.

Also, on May 20, 2010, Won Lee entered into a novation agreement, which was subsequently amended on May 21, 2010, whereby Won Lee assumed all of the rights and obligations of Rich under a shipbuilding contract with JiangSu for the construction of one 57,000dwt bulk carrier vessel (Rui Lee). The contract amount of $29,950,000 included the ship building contract price of $28,500,000 payable to JiangSu and a contract transfer fee of $1,450,000 payable to Rich for the reimbursement of costs incurred in connection with the construction.  Rui Lee was delivered and placed into service on May 5, 2011.

On June 10, 2011, the Company executed a memorandum of agreement with an unaffiliated third party to sell a vessel owned by Win Glory for a purchase price of $1,700,000.  The purchaser paid a deposit of 10% of the purchase price on or about June 10, 2011, and the Company closed the sale of such vessel on August 6, 2011.

On July 29, 2011, the Company executed a contract with an unaffiliated third party to sell a vessel owned by Win Star for $3,278,451.  The Company received the restricted deposit of $327,838 on August 1, 2011.

Effective March 22, 2011, the Company changed its name from “Winland Online Shipping Holdings Corporation” to “Winland Ocean Shipping Corp.” to more accurately reflect its current business in light of the disposition described above and increased its authorized common stock from 200,000,000 to 400,000,000 shares.  Effective March 25, 2011 (and paid on March 28, 2011), the Company effected a 1.5 for 1 forward stock split of its common stock, increasing its issued and outstanding shares from 130,000,000 to 195,000,000 shares.

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

As of June 30, 2011, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at June 30, 2011 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debt to the Company.

Results of Operations

Results of Operations for the Six Months Ended June 30, 2011 Compared With the Six Months Ended June 30, 2010 (in U.S. dollars, except otherwise as indicated)

	For The Six Months Ended June 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	34,139,960	100.0%	31,963,918	100.0%	2,176,042	6.8%
Vessel operating costs	26,276,040	77.0%	23,096,945	72.3%	3,179,095	13.8%
Depreciation and amortization	3,406,953	10.0%	3,086,329	9.7%	320,624	10.4%
General and administrative	1,033,445	3.0%	871,885	2.7%	161,560	18.5%
Selling	163,833	0.5%	181,334	0.6%	(17,501)	(9.7)%
Interest, net	1,653,584	4.8%	573,459	1.8%	1,080,125	188.4%
Other income (expense), net	95,428	0.3%	(3,389)	(0.0)%	98,817	(2,915.8)%
Income from continuing operations	1,701,533	5.0%	4,150,577	13.0%	(2,449,044)	(59.0)%
Loss from disposition of discontinued operations	2,603,403	7.6%	-	0.0%	2,603,403	100%
(Loss) gain from discontinued operations	(166,753)	(0.5)%	488,256	1.5%	(655,009)	(134.2)%
Net (loss) income	(1,078,005)	(3.2)%	4,621,810	14.5%	5,699,815	123.3%

Weighted average shares outstanding	195,000,000		195,000,000		-	-
Net (loss) income per share	(0.01)		0.02		(0.03)	(150.0)%

Revenues

Our revenues are derived from the operation of dry bulking shipping services and chartering brokerage services.  Of the total revenues, dry bulk shipping and chartering brokerage contributed 56% and 44% for the six months ended June 30, 2011, respectively, compared with 64% and 36% for the six months ended June 30, 2010, respectively.

For the six months ended June 30, 2011, total revenues increased by approximately $2.2 million, or 6.8%, to $34.1 million from $32.0 million for the six months ended June 30, 2010. This increase mainly resulted from the strong performance of our chartering brokerage segment which increased by $3.5 million in revenues compared to the same period in 2010, or 30%, offset by decreased revenue generated from the dry bulk shipping segment of $1.3 million, or 7%, which was due to the weak economic environment during the period. The average Baltic Dry Index (BDI), a leading indicator of the global dry bulk shipping market, declined approximately 57% for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

Vessel Operating Costs

Vessel operating costs included mainly fuel costs, port fees, commissions and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in our chartering brokerage business. For the six months ended June 30, 2011, vessel operating costs increased by $3.2 million, or 13.8%, to $26.3 million, compared with $23.1 million for the six months ended June 30, 2010. This increase was in line with our increased revenue, however it was also attributable to the 34% and 31% increases in the Marin Gas Oil and Intermediate Fuel Oil rates, respectively.

Depreciation and Amortization

For the six months ended June 30, 2011, depreciation of vessels increased by approximately $0.6 million to $1.9 million from $1.3 million for the six months ended June 30, 2010. This increase is primarily due to the delivery of two new vessels in January and May 2011. The amortization of deferred dry dock fees decreased by $0.3 million for the six months ended June 30, 2011 to $1.5 million from $1.8 million for the six months ended June 30, 2010. This decrease was primarily attributable to our current younger fleet structure which resulted in less dry dock fees, and also due to the fact that we now have more vessels that have changed their flag registrations to jurisdictions which have fewer dry dock fee requirements.

General and Administrative

General and administrative expenses, which included mainly wages, travel expenses, public relations, office leasing and professional service fees, increased by approximately $0.2 million, or 18.5%, to $1.0 million for the six months ended June 30, 2011, from $0.9 million for the six months ended June 30, 2010. This increase was primarily due to increases in wages.

Selling Expenses

Selling expenses consisted of commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the six months ended June 30, 2011, selling expenses decreased by $0.02 million, or 9.7%, to $0.16 million compared with $0.18 million for the six months ended June 30, 2010. This decrease was due to a drop in revenues which were subject to commissions during the comparable periods.

Interest, Net

Net interest expenses increased significantly by approximately $1.1 million, or 188.4%, to $1.7 million for the six months ended June 30, 2011, compared with approximately $0.6 million for the six months ended June 30, 2010. This increase is primarily due to the drawdown from our $37 million loan facility and two long-term notes payable totaling $14,036,500 which had been initiated for the purchase of the vessels Fon Tai and Rui Lee in late May 2010. Upon the delivery of the vessels in January and May 2011, interest on these loan and notes payable were expensed rather than capitalized, which resulted in an interest expense increase of $1.16 million for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

Other Income (Expenses), Net

Net other income was $0.10 million for the six months ended June 30, 2011, compared with $0.003 million net other expenses for the six months ended June 30, 2010. This reflected an accumulated effect on our miscellaneous activities.

Income From Continuing Operations

Income from continuing operations decreased by approximately $2.5 million, or 59.0%, to $1.7 million for the six months ended June 30, 2011 from $4.2 million for the same period in 2010. This decrease was primarily attributable to an increase in interest expenses and vessel operating costs, offset by increased revenues.

Loss From Disposition of Discontinued Operations

On February 16, 2011, we disposed of our former VIEs (DWIS, DWIL and DSON). As discontinued operations, the net assets of these entities, offset by the consideration of settlement, was recognized as a loss from disposition of discontinued operations in the amount of $2.6 million for the six months ended June 30, 2011.

(Loss) Gain from Discontinued Operations

The loss from discontinued operations was $0.2 million and gain was $0.5 million for the six months ended June 30, 2011 and 2010, respectively, which consisted of discontinued operations of our former VIEs (DWIS, DWIL and DSON) during the period of January 1, 2011 to February 16, 2011 and discontinued operation of the vessel owned by Win Glory for the six months ended June 30, 2011. For the six months ended June 30, 2011 and 2010, we incurred a loss of $0.1 million and a gain of $0.6 million from discontinued operations of our former VIEs, respectively. For both comparable periods, we incurred a loss of $0.1 million from the discontinued operation of the vessel owned by Win Glory.

Net (Loss) Income

Net (loss) income decreased by approximately $5.7 million, or 123.3%, to a net loss of $(1.1) million for the six months ended June 30, 2011 from net income of $4.6 million for the six months ended June 30, 2010. This decrease was primarily attributable to the increased loss from discontinued operations of $3.2 million and the decreased income from continuing operations of $2.5 million.

As a percentage of revenue, net loss was 3.2% compared with a net income of 14.5% for the six months ended June 30, 2011 and 2010, respectively. Despite the impact from the disposition of discontinued operations, this change reflected the continuing volatility in the global shipping market, which we believe will take a long time to normalize back to pre-economic crisis levels.

Net (Loss) Income Per Share

For both basic and diluted shares, net (loss) income per share decreased by $0.03 to a net loss of $0.01 for the six months ended June 30, 2011 from net income of $0.02 per share for the six months ended June 30, 2010.  This decrease was attributable to the decrease in net income of $5.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Results of Operations for the Three Months Ended June 30, 2011 Compared With the Three Months Ended June 30, 2010 (in U.S. dollars, except otherwise as indicated)

	For The Three Months Ended June 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	21,316,507	100.0%	18,740,244	100.0%	2,576,263	13.7%
Vessel operating costs	17,118,213	80.3%	13,932,367	74.3%	3,185,846	22.9%
Depreciation and amortization	1,810,405	8.5%	1,560,538	8.3%	249,867	16.0%
General and administrative	438,267	2.1%	432,614	2.3%	5,653	1.3%
Selling	77,009	0.4%	81,120	0.4%	(4,111)	(5.1)%
Interest, net	1,130,436	5.3%	283,289	1.5%	847,147	299.0%
Other income, net	38,564	0.2%	3,906	0.0%	34,658	887.3%
Income from continuing operations	780,741	3.7%	2,454,222	13.1%	(1,673,481)	(68.2)%
Gain from discontinued operations	164	0.0%	532,377	2.8%	(532,213)	(100.0)%
Net income	780,905	3.7%	2,977,530	15.9%	(2,196,625)	(73.8)%

Weighted average shares outstanding	195,000,000		195,000,000		-	-
Net income per share	0.00		0.02		(0.02)	(100.0)%

Revenues

Our revenues are derived from the operation of dry bulking shipping services and chartering brokerage services.  Of the total revenues, dry bulk shipping and chartering brokerage contributed 51% and 49% for the three months ended June 30, 2011, respectively, compared with 63% and 37% for the three months ended June 30, 2010, respectively.

For the three months ended June 30, 2011, total revenues increased by approximately $2.6 million, or 13.7%, to $21.3 million from $18.7 million for the three months ended June 30, 2010. This increase mainly resulted from the strong performance of our chartering brokerage segment which increased by $3.5 million in revenues, or 50%, offset by decreased revenue generated from dry bulk shipping segment of $0.9 million, or 8%, which was due to the weak economic environment. The average Baltic Dry Index (BDI), a leading indicator of the global dry bulk shipping market, declined approximately 58% for the three months ended June 30, 2011 compared with the three months ended June 30, 2010.

Vessel Operating Costs

Vessel operating costs included mainly fuel costs, port fees, commissions and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in our chartering brokerage business. For the three months ended June 30, 2011, vessel operating costs increased by $3.2 million, or 22.9%, to $17.1 million, compared with $13.9 million for the three months ended June 30, 2010. This increase was in line with increased revenue, and also due to the 29% and 39% increases in the Marin Gas Oil and Intermediate Fuel Oil rates, respectively.

Depreciation and Amortization

For the three months ended June 30, 2011, depreciation and amortization increased by approximately $0.2 million to $1.8 million from $1.6 million for the three months ended June 30, 2010. This increase is primarily due to the delivery of two new vessels in January and May 2011 which resulted in an increase in depreciation of $0.4 million, offset by decreased amortization of deferred dry dock fees which was attributable to our current younger fleet structure having less dry dock fees and the fact that we now have more vessels that have changed their flag registrations to jurisdictions which have fewer dry dock fee requirements.

General and Administrative

General and administrative expenses, which included mainly wages, travel expenses, public relations, office leasing and professional service fees, increased slightly by approximately $0.01 million, or 1.3%, to $0.44 million for the three months ended June 30, 2011, from $0.43 million for the three months ended June 30, 2010. This increase was primarily due to increases in wages.

Selling Expenses

Selling expenses consisted of commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the three months ended June 30, 2011, selling expenses decreased by $0.004 million, or 5.1%, to $0.077 million compared with $0.081 million for the three months ended June 30, 2010. This decrease was due to a decrease in revenues subject to commissions for the comparable periods.

Interest, Net

Net interest expenses increased significantly by approximately $0.8 million, or 299.0%, to $1.1 million for the three months ended June 30, 2011, compared with approximately $0.3 million for the three months ended June 30, 2010. This increase is primarily due to the drawdown from our $37 million loan facility and two long-term notes payable totaling $14,036,500 which had been initiated for the purchase of the vessels Fon Tai and Rui Lee in late May 2010. Upon the delivery of the vessels in January and May 2011, interest on these loan and notes payable were expensed rather than capitalized, which resulted in an increase in interest expense for the three months ended June 30, 2011 compared with the three months ended June 30, 2010.

Other Income, Net

Net other income was $0.04 million and $0.004 million for the three months ended June 30, 2011 and 2010, respectively. This reflected the accumulated effect from our miscellaneous activities.

Income From Continuing Operations

Income from continuing operations decreased by approximately $1.7 million, or 68.2%, to $0.8 million for the three months ended June 30, 2011 from $2.5 million for the same period in 2010. This decrease was primarily attributable to increased interest expenses and vessel operating costs, offset by increased revenues.

Gain from Discontinued Operations

The gain from discontinued operations was $164 and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, which resulted from the discontinued operation of the vessel owned by Win Glory.

Net Income

Net income decreased by approximately $2.2 million, or 73.8%, to $0.8 million for the three months ended June 30, 2011 from $3.0 million for the three months ended June 30, 2010. This decrease was primarily attributable to the decreased income from continuing operations of $1.7 million and the decreased gain from discontinued operations of $0.5 million.

As a percentage of revenue, net income was 3.7% and 15.9% for the three months ended June 30, 2011 and 2010, respectively. Despite the impact from the discontinued operations, this change reflected the continuing volatility in the global shipping market and we believe that it will take a long time to normalize back to pre-economic crisis levels.

Net Income Per Share

For both basic and diluted shares, net income per share decreased by $0.02 to $0.00 for the three months ended June 30, 2011 from $0.02 per share for the three months ended June 30, 2010.  This decrease was attributable to the decrease in net income of $2.2 million for the three months ended June 30, 2011 as compared with the same period in 2010.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of approximately $19.0 million at June 30, 2011 as compared to a working capital deficit of approximately $8.0 million at December 31, 2010. This deficit is principally attributable to cash payments of $5.9 million to purchase two new vessels and the net effect of the disposition of our former VIEs for $3.4 million. In connection with the new vessel purchases, the amount payable to the ship builder of $1.9 million expanded our deficit.

Since the onset of the global financial crisis in late 2008, the shipping industry has undergone a downturn and the Company has faced corresponding challenges in the shipping market. To improve the Company’s operations, we have developed expanding market strategies of utilizing new vessels and chartering more time charter businesses. We have also initiated cost control strategies of cutting vessel management costs as well as general management costs to improve profitability. With these efforts, our revenues increased 6.8% while the average BDI, the well known indicator of dry bulk shipping market, declined 57% for the comparable periods. We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We have also negotiated (and continue to negotiate) with our vendors to extend our credit terms.

In January and May 2011, two new vessels were delivered to us and placed into operation. The operation of these two vessels since being placed into service generated revenues of $2.4 million and $0.6 million, respectively, and $1.0 million and $0.2 million in cash, respectively. We believe these new vessels will continue to contribute to our revenues and improve our cash flows.

On February 16, 2011, we disposed our former VIEs (DWIS, DWIL and DSON). Upon the disposition, our operations were improved and we believe our operations will continue to improve as those entities were operating at a loss.

On June 10, 2011, we signed a memorandum of agreement to sell the vessel owned by Win Glory. On August 6, 2011, we received cash proceeds of $1.7 million.

On July 29, 2011, we signed a contract to sell the vessel owned by Win Star. On August 1, 2011, we received the restricted deposit of $327,838. We anticipate the sale will be closed in August 2011.

To improve liquidity, the Company has maintained the commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans. We believe our working capital will increase and our liquidity will be improved. We also believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Activities

Net cash provided by operating activities was $2.3 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively. The change in cash flows from operating activities was mainly due to the cash used in discontinued operations of $0.6 million for the six months ended June 30, 2011. On the contrary, for the six months ended June 30, 2010, the discontinued operations provided cash of $1.9 million.

Investing Activities

For the six months ended June 30, 2011 and 2010, cash used in investing activities reflected the cash we used for the construction of two new vessels of $5.9 million and $18.6 million, respectively.

Financing Activities

Net cash used in our financing activities was $3.9 million for the six months ended June 30, 2011. This amount was mainly attributable to repayments of long-term loans of $2.9 million and repayments of long-term notes payable of $0.9 million.

For the six months ended June 30, 2010, net cash provided by financing activities was $14.7 million and was mainly attributable to the proceeds from long-term notes payable of $13.9 million and proceeds from long-term loans of $0.7 million.

Capital Expenditures

We intend to make major capital expenditures in connection with the expansion of our fleet capacity. We believe other major capital expenditures will consist of funding dry dockings of our fleet to preserve the quality of our vessels and funding to comply with international shipping standards and environmental laws and regulations during 2011.

 Capital Resources

We intend to finance capital expenditures for the expansion our fleet capacity through bank loans and notes payable.  We intend to finance other capital expenditures mainly from cash flows from our operations, notes payable and personal loans, if needed. We believe that cash flows from our operations will be improved as two new vessels commenced operations in January and May 2011. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements during the next 12 months.

Material Commitments/Tabular Disclosure of Contractual Obligations

		Payments Due by June 30, 2011
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lont-term loans obligations	49,440,021	6,069,244	10,092,838	10,034,552	23,243,387
Interest payments of long-term loans	8,270,513	1,667,040	2,774,752	2,060,163	1,768,558
Long-term notes payable obligations	16,363,045	2,822,121	6,996,881	6,544,043	-
Interest payments of long-term notes payables	7,463,237	2,655,398	3,711,226	1,096,613	-
Non-cancelable leases obligations	31,106	31,106	-	-	-

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities.

As of June 30, 2011, the Company’s debt consisted of $49.4 million in long-term loans at various margins above the LIBOR. For the six months ended June 30, 2011, actual interest rates on the outstanding debt ranged from 1.809% to 2.44%. The weighted average interest rate was 1.97%.

Foreign Currency and Exchange Rate Risk

The shipping industry’s functional currency is the U.S. dollar. The Company generates a majority of its revenues in U.S. dollars. The majority of the Company’s operating expenses are in U.S. dollars, and the majority of the Company’s investing and all of its financing activities are in U.S. dollars.  The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its operating, investing and financing activities. For the six months ended June 30, 2011, the exchange rate for the Renminbi against the U.S. dollar was in the range of RMB6.6118 to RMB6.4635 against USD1.00. The moving average translation rate was RMB6.5399 against USD1.00.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of June 30, 2011, the case is in the process of exchanging documents and evidence for arbitration. The Company intends to vigorously defend this action, and the Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded a claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as of June 30, 2011. The insurance underwriter will pay the settlement amount when the case is settled in the future.

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

RISKS RELATING TO OUR BUSINESS

Cyclical Patterns In The Global Shipping Industry Will Have a Substantial Impact On Our Overall Business Performance

The Internet-based shipping and logistics services integrated the shipping industry and the Internet industry. The Company's operating performance will also depend on the development of these two industries. Ocean transportation business is the core business of the Company. The cyclical changes of the ocean transportation industry and the cyclical changes of the global shipping industry will have a substantial impact on the business performance of the Company. With a sustained operating history and anti-risk experience since 1993, as well as integrated shipping and logistics services through the Internet~~,~~ the Company will offset the risk to some extent, but the overall performance will inevitably be affected.

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

As The Company’s Fleet Of Vessels Ages, The Risks Associated With Older Vessels could Adversely Affect Our Business Operations.

In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel. As of June 30, 2011, the average age of the 13 vessels in the Company controlled fleet was 21 years. The Company estimates that the economic useful life of most bulk carriers is approximately 25 years, however most of the vessels in the industry are used for more than 30 years or more, if the vessel can pass the annual survey. The length of a vessel’s useful life depends on market conditions, the type of cargo being carried and the level of maintenance. Some of the Company’s dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage the vessels and reduce their useful life, if the Company does not follow specified maintenance and cleaning routines. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment, to the vessels and may restrict the type of activities in which the vessels may engage. The Company cannot assure you that they will be able to operate the vessels profitably during the remainder of their projected useful lives or that they will be able to sell the vessels profitably when the Company no longer can utilize them in the fleet.

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

RISKS RELATING TO OUR COMMON STOCK

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist because we became public through a “reverse merger”. Security analysts of major brokerage firms may not cover us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

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

ITEM 4. (Removed and Reserved).

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

WINLAND OCEAN SHIPPING CORP.

Date: August 12, 2011	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive
Officer,
Secretary and Director

Date: August 12, 2011	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial
and
Accounting Officer