Form 10-Q
period 2011-09-30
Winland Ocean Shipping Corp
filed 2011-11-14
CIK 1397966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2011: 195,000,000 shares of common stock.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES

FINANCIAL STATEMENTS

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$4,290,790	$8,253,476
Accounts receivable	825,982	776,034
Inventories	3,277,765	1,097,992
Prepayments	1,950,825	839,708
Other receivables and other assets	741,248	808,521
Due from related parties	886,694	1,102,581
Discontinued operations	-	7,814,817
Total current assets	11,973,304	20,693,129

Vessels, net	95,714,810	36,620,403
Vessels under construction	-	47,700,567
Fixed assets, net	10,622	9,194
Deferred dry dock fees, net	4,402,454	3,835,613
Discontinued operations	-	7,179,431
Total long-term assets	100,127,886	95,345,208

TOTAL ASSETS	$112,101,190	$116,038,337

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2011	December 31, 2010
CURRENT LIABILITIES
Accounts payable	$8,170,686	$7,471,772
Current portion of long-term loans	5,600,568	6,627,576
Current portion of long-term notes payable, net of discount of $2,207,828 and $589,740 at September 30, 2011 and December 31, 2010, respectively	3,253,978	2,906,832
Advance from customers	1,873,051	854,902
Payroll payable	1,302,619	1,363,287
Payable to ship builder	1,820,624	-
Due to related parties	178,420	3,753,933
Other current and accrued liabilities	1,921,484	1,948,030
Discontinued operations	-	3,763,512
Total current liabilities	24,121,430	28,689,844

LONG-TERM LIABILITIES
Long-term loans	42,058,172	40,031,919
Long-term notes payable (including related parties), net of discount of $3,672,578 and $817,430 at September 30, 2011 and December 31, 2010, respectively	12,767,649	14,084,609
Payable to ship builder	3,800,000	2,850,000
Discontinued operations	-	2,961,739
Total long-term liabilities	58,625,821	59,928,267

TOTAL LIABILITIES	82,747,251	88,618,111

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 per share; 400,000,000 shares authorized, 195,000,000 shares issued and outstanding	195,000	195,000
Additional paid-in capital	3,257,966	3,257,966
Accumulated other comprehensive income	925,413	919,494
Retained earnings	24,975,560	23,047,766
Total Shareholders’ Equity	29,353,939	27,420,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,101,190	$116,038,337

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES	$14,697,536	$15,304,244	$45,436,489	$42,477,241

COSTS AND EXPENSES
Vessel operating costs	12,127,440	11,856,382	35,842,270	32,066,623
Depreciation and amortization	1,661,023	1,050,953	4,377,536	3,194,966
General and administrative	544,982	524,392	1,578,429	1,396,225
Selling	93,984	81,219	257,818	262,553
TOTAL COSTS AND EXPENSES	14,427,429	13,512,946	42,056,053	36,920,367

OTHER EXPENSES

Interest, net	(1,137,360)	(336,148)	(2,790,942)	(853,599)
Other income, net	14,791	201,521	110,221	142,122

(LOSS) INCOME FROM CONTINUING OPERATIONS	(852,462)	1,656,671	699,715	4,845,397

DISCONTINUED OPERATIONS

Gain from disposition of discontinued operations	4,216,285	-	1,612,882	-
(Loss) gain from discontinued operations	(358,024)	(64,800)	(375,421)	1,385,428
Income tax expense from discontinued operations	-	(8,387)	(9,382)	(25,531)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	3,858,261	(73,187)	1,228,079	1,359,897

NET INCOME	3,005,799	1,583,484	1,927,794	6,205,294

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	156	49,310	5,919	68,349

COMPREHENSIVE INCOME	$3,005,955	$1,632,794	$1,933,713	$6,273,643

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average shares outstanding
- Basic	195,000,000	195,000,000	195,000,000	195,000,000
- Diluted	195,000,000	195,000,000	195,000,000	195,000,000

(Loss) income per share from continuing operations
- Basic	$(0.00)	$0.01	$0.00	$0.02
- Diluted	$(0.00)	$0.01	$0.00	$0.02

Gain (loss) per share from discontinued operations
- Basic	$0.02	$(0.00)	$0.01	$0.01
- Diluted	$0.02	$(0.00)	$0.01	$0.01

Net income per share
- Basic	$0.02	$0.01	$0.01	$0.03
- Diluted	$0.02	$0.01	$0.01	$0.03

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,927,794	$6,205,294
Net gain from discontinued operations	(1,228,079)	(1,359,897)
Income from continuing operations	699,715	4,845,397

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,047,582	1,948,696
Amortization of deferred dry dock fees	1,329,954	1,246,270
Amortization of long-term notes payable discount	453,511	528,502

Changes In Operating Assets and Liabilities:

(Increase) Decrease In:
Accounts receivable	(49,948)	(1,085,116)
Inventories	(2,179,773)	(900,083)
Prepayments	(1,111,117)	(1,597,739)
Other receivables and other assets	67,274	120,717
Deferred dry dock fees	(1,896,795)	(516,213)

Increase (Decrease) In:
Accounts payable	698,914	1,747,489
Advance from customers	1,018,149	997,575
Payroll payable	(60,668)	11,332
Other current and accrued liabilities	(26,546)	(201,447)
Repayments to related parties	(3,359,626)	(4,103,099)
Net cash (used in) provided by continuing operations	(1,369,374)	3,042,281

Net cash provided by discontinued operations	962,173	4,178,069

Net cash (used in) provided by operating activities	(407,201)	7,220,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(5,967,027)	(4,141,047)
Purchases of fixed assets	(5,199)	(5,169)
Termination fees of discontinued operation, net	151,319	-
Proceeds from disposition of discontinued operations, net	8,383,584	-
Net cash provided by (used in) investing activities	2,562,677	(4,146,216)

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans	(4,700,755)	(3,096,711)
Repayments of long-term notes payable	(1,423,326)	(790,881)
Net cash used in financing activities	(6,124,081)	(3,887,592)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,968,605)	(813,458)
Effect of exchange rate changes on cash	5,919	68,349
Cash and cash equivalents at beginning of year	8,253,476	1,934,993

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,290,790	$1,189,884

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$2,849,842	$1,019,647

SUPPLEMENTARY NON-CASH DISCLOSURES:

1.      During the nine months ended September 30, 2011, vessels under construction of $62,138,217 were transferred to vessels upon the delivery of vessels Fon Tai and Rui Lee in January and May 2011.

2.      During the nine months ended September 30, 2011, the payment for vessel Rui Lee of $5,700,000 was facilitated through proceeds from a long-term loan.

See accompanying notes to condensed consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Trip Tech, Inc. (“Trip Tech”) was incorporated under the laws of Texas on November 17, 2006. On September 23, 2008, Trip Tech changed its name to Winland Online Shipping Holdings Corporation. On March 22, 2011, Winland Online Shipping Holdings Corporation changed its name to Winland Ocean Shipping Corp. (“WLOL”).

On February 16, 2011, the Company terminated the technical service agreements with Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”), Dalian Winland International Logistic Co., Ltd. (“DWIL”) and Dalian Shipping Online Network Co., Ltd. (“DSON”). The operating results of DWIS, DWIL and DSON have been presented as discontinued operations for the nine months ended September 30, 2011 and 2010 and as of December 31, 2010. See Note 11.

On March 28, 2011, the Company declared to (i) effect a 1.5-for-1 forward stock split of the Company’s common stock; (ii) increase the number of authorized shares of common stock from 200,000,000 shares to 400,000,000 shares. As a result, all the amounts in the accompanying condensed consolidated financial statements have been restated to give effect to the 1.5-for-1 forward stock split.

The Company sold three vessels Win Glory, Win Star and Bodar to the unrelated parties on August 6, August 16 and September 30, 2011, respectively. The operating results of these vessels have been presented as discontinued operations for the nine months ended September 30, 2011 and 2010 and as of December 31, 2010. See Note 11.

WLOL and subsidiaries (the “Company”) are mainly engaged in ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels and chartering brokerage services.

2.    LIQUIDITY

The Company had a working capital deficit of $12,148,126 as of September 30, 2011. To improve liquidity, the Company obtained written commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

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

 (b)  Principles of Consolidation

The condensed consolidated financial statements include the accounts of WLOL and its subsidiaries (the Company”) as of September 30, 2011 as follows:

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)  Concentrations

The Company’s major customer who accounted for the following percentages of total revenues and account receivable are as follows:

	Revenues		Account Receivable
Major Customers	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2010	September 30, 2011	December 31, 2010
G U Shipping Pte., Ltd.	21.52%	15.67%	17.02%	14.64%

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases and total accounts payable are as follows:

	Oil Purchases		Accounts Payable
Major Suppliers	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2010	September 30, 2011	December 31, 2010
A/S Dan-Bunkering Ltd.	20.25%	21.57%	5.14%	0.35%
Seabridge Bunkering Pte Ltd.	16.65%	-	4.21%	-
Chimbusco Pan Nation Petro-Chemical Co., Ltd.	11.39%	-	-	1.32%

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The carrying amounts of other financial assets and liabilities, such as accounts receivable, prepayments, other receivables and other assets, due from related parties, accounts payable, current portion of long-term bank loans and notes payable, advance from customers, payroll payable, payable to ship builder, due to related parties and other payables and accrued liabilities approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term bank loans and notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loans and notes payable was not significantly different from the carrying value at September 30, 2011.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (g) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the nine months ended September 30, 2011 and 2010.

(h) Foreign Currency Translation

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

	September 30, 2011	December 31, 2010
Period end RMB: US$ exchange rate	6.3885	6.6118

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average period RMB: US$ exchange rate	6.4034	6.7533	6.4884	6.7676

(i) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only component of comprehensive income is the foreign currency translation adjustment.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Reporting Segments

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

Dry Bulk Shipping Service - Dry bulk shipping service operates a fleet of twelve vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 55% and 61% of combined operating revenues for the nine months ended September 30, 2011 and 2010, respectively.

Chartering Brokerage Service - Chartering brokerage service provides ship chartering services for shipping companies and shippers. The segment contributed 45% and 39% of consolidated operating revenues for the nine months ended September 30, 2011 and 2010, respectively.

Also see Note 13.

(k) New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28 (“ASU 2010-28”), Intangibles — Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally are greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 will have a material impact on its financial statements.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) New Accounting Pronouncements (Continued)

In December 2010, the FASB issued ASU No. 2010-29 (“ASU 2010-29”), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”). The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-29 will have a material impact on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

4.	VESSELS

The Company’s current fleet consists of eleven vessels as bulk carriers as of September 30, 2011 and December 31, 2010. Two vessels denoted (a) were acquired through the long-term loans, also see Note 7; three vessels denoted (b) were acquired through the long-term loans and long-term notes payable, also see Notes 7 and 8.

The vessels of the Company consist of the following:

		September 30, 2011	December 31, 2010
At cost:
Win Hope		$2,679,285	$2,679,285
Win Ever		1,737,966	1,737,966
Win Bright		1,739,258	1,739,258
Win Eagle		3,560,852	3,560,852
Win Grace		3,677,861	3,677,861
Win Moony		3,682,178	3,682,178
Winland Dalian	(a)	18,243,139	18,243,139
Win Honey	(a)	4,500,000	4,500,000
Baoshun	(b)	20,881,125	20,881,125
Fon Tai	(b)	30,986,337	-
Rui Lee	(b)	31,151,880	-
		$122,839,881	$60,701,664

		September 30, 2011	December 31, 2010
Less: Accumulated depreciation
Win Hope		$2,411,356	$2,250,597
Win Ever		1,564,169	1,564,169
Win Bright		1,565,332	1,565,332
Win Eagle		3,204,767	3,204,767
Win Grace		3,310,075	3,310,075
Win Moony		3,313,961	3,313,961
Winland Dalian	(a)	6,658,746	5,837,805
Win Honey	(a)	1,965,938	1,776,094
Baoshun	(b)	2,013,537	1,258,461
Fon Tai	(b)	743,672	-
Rui Lee	(b)	373,518	-
		$27,125,071	$24,081,261
Vessels, net		$95,714,810	$36,620,403

Vessel depreciation expense for the nine months ended September 30, 2011 and 2010 was $3,043,810 and $1,946,713, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

4.	VESSELS (CONTINUED)

The Company pledged the following vessels as collateral against long-term loans. Also see Note 7.

	September 30, 2011	December 31, 2010
Net Book Value
Winland Dalian	$11,584,393	$12,405,334
Win Honey	2,534,062	2,723,906
Baoshun	18,867,588	19,622,664
Fon Tai	30,242,665	-
Rui Lee	30,778,362	-
Total	$94,007,070	$34,751,904

Insurance Costs:

There are four kinds of marine insurance for the Company which insures the vessels and shipping business as follows:

		Premium Expense
Insurance	Coverage	For The Nine Months Ended September 30,
		2011	2010
Hull insurance	$140,530,000	$575,989	$528,282
Protection & indemnity insurance	8,000,000	624,708	526,360
Freight demurrage and defense insurance	59,680,000	67,516	56,474
Delay insurance		36,801	61,712
Total		$1,305,014	$1,172,828

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2011 and 2010. Premium expenses were $1,305,014 and $1,172,828 for the nine months ended September 30, 2011 and 2010, respectively. The prepayment for insurance was $58,905 and $0 as of September 30, 2011 and December 31, 2010, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

5.	DEFERRED DRY DOCK FEES

Deferred dry dock fees consist of the following:

	September 30, 2011	December 31, 2010
Cost	$9,774,692	$7,877,897
Less: Accumulated amortization	5,372,238	4,042,284
Deferred dry dock fees, net	$4,402,454	$3,835,613

Amortization expense for the next five years and thereafter is as follows:

Periods Ended September 30,	Amount
2012	$1,684,050
2013	1,116,867
2014	831,026
2015	531,876
2016	238,635
Total	$4,402,454

The roll-forward of the beginning and ending balance of deferred dry dock fees consist of the following:

	September 30, 2011	December 31, 2010
Beginning balance	$3,835,613	$4,386,137
Addition of deferrals	1,896,795	1,069,075
Less: Amortization expense	(1,329,954)	(1,619,599)
Deferred dry dock fees, net	$4,402,454	$3,835,613

The Company’s vessels are required to be drydocked approximately every 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Cost deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard, cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise, and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. Amortization expense for drydocking for the nine months ended September 30, 2011 and 2010 was $1,329,954 and $1,246,270, respectively. All other costs incurred during drydocking are expensed as incurred.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

6.	DUE FROM/TO RELATED PARTIES

Due from/to related parties consist of the following:

(I) Due From Related Parties		September 30, 2011	December 31, 2010
Winland Container Lines Ltd.	a)	$700,588	$1,088,359
Dalian Winland Shipping Co., Ltd	b)	-	14,222
Dalian Winland Group Co., Ltd	c)	19,443	-
Dalian Master Well Ship Management Co., Ltd	d)	66,673	-
Winland Shipping Japan Co., Ltd	e)	35,923	-
DWIS	g)	64,067	-
Total due from related parties		$886,694	$1,102,581

(II) Due To Related Parties		September 30, 2011	December 31, 2010
Dalian Winland Shipping Co., Ltd	b)	$5,122	$-
Dalian Winland Group Co., Ltd	c)	-	2,194,746
Dalian Master Well Ship Management Co., Ltd	d)	-	28,824
Winland Shipping Japan Co., Ltd	e)	-	6,803
Rich Forth Investment Limited	f)	8,266	1,523,560
DWIL	h)	146,445	-
DSON	i)	18,587	-
Total due to related parties		$178,420	$3,753,933

a)
Winland Container Lines Ltd. is controlled by the relatives of the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the nine months ended September 30, 2011 and 2010, the Company recognized charter income for the vessel Winland Dalian of $0 and $153,507, respectively; the Company recognized service revenues of $1,434,360 and $1,410,518, respectively. For the nine months ended September 30, 2011 and 2010, the Company paid $19,837,788 and $21,651,111 of expenses to ports, and received $21,659,918 and $22,439,143 of payments from ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balance at September 30, 2011 is interest-free, unsecured and was subsequently settled.

b)
Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. DWSC rented an office to the Company. The rental fees for the office of the Company were $38,501 and $0 for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, on behalf of DWSC, the Company paid $1,990,107 and $13,500, and received $1,968,592 and $0, respectively. The outstanding balance at September 30, 2011 is interest-free, unsecured and has no fixed repayment term.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

6.	DUE FROM/TO RELATED PARTIES (CONTINUED)

c)
Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company.  The Company paid $6,474,287 and $9,033,868 on behalf of DWIG for the nine months ended September 30, 2011 and 2010, respectively. The Company collected $4,260,100 and $8,900,636 on behalf of DWIG for the nine months ended September 30, 2011 and 2010, respectively. The outstanding balance at September 30, 2011 is interest-free, unsecured and has no fixed repayment term.

d)
Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. It operates as the vessel management company for the Company. The vessel management fees for the nine months ended September 30, 2011 and 2010 were $170,400 and $153,900, respectively. The Company paid $383,297 and $0 on behalf of Dalian Master Well Ship Management Co., Ltd. for the nine months ended September 30, 2011 and 2010, respectively. The Company collected $117,400 and $65,260 on behalf of Dalian Master Well Ship Management Co., Ltd. for the nine months ended September 30, 2011 and 2010, respectively. The outstanding balance at September 30, 2011 is interest-free, unsecured, and has no fixed repayment term.

e)
Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $0 and $44,599 for the nine months ended September 30, 2011 and 2010, respectively. The Company paid $46,926 and $81,792, and received $4,200 and $32,796 on behalf of Winland Shipping Japan Co., Ltd. for nine months ended September 30, 2011 and 2010, respectively. The outstanding balance at September 30, 2011 is interest-free, unsecured and has no fixed repayment term.

f)
Rich Forth Investment Limited is controlled by relatives of the Chairman and Chief Executive Officer of the Company. It operates as a vessel management company for the Company. The vessel management fee was $68,400 and $37,800 for the nine months ended September 30, 2011 and 2010, respectively. The Company paid $8,306,878 and $457,115, and collected $6,424,196 and $600,097 for the nine months ended September 30, 2011 and 2010, respectively. The Company recognized interest expense for long-term notes payable of $298,987 and $131,423 for the nine months ended September 30, 2011 and 2010, respectively. The outstanding balance at September 30, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 8 for long-term notes payable to related parties.

g)
DWIS is controlled by the Chairman and Chief Executive Officer of the Company. On February 16, 2011, DWIS was disposed of by the Company. DWIS provided shipping agency services to the Company. During February 2011 to September 30, 2011, the Company recognized agency fees for agency services of $100,365, paid $1,505,973 and collected $1,281,434 on behalf of DWIS. The outstanding balance at September 30, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 11.

h)
DWIL is controlled by the Chairman and Chief Executive Officer of the Company. On February 16, 2011, DWIL was disposed of by the Company. During February 2011 to September 30, 2011, the Company paid $4,025,195 and collected $351,531 on behalf of DWIL. The outstanding balance at September 30, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 11.

i)
DSON is ultimately controlled by the Chairman and Chief Executive Officer of the Company. On February 16, 2011, DSON was disposed of by the Company. During February 2011 to September 30, 2011, the Company paid $19,950 and collected $19,953 on behalf of DSON. The outstanding balance at September 30, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 11.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

7.	LONG-TERM LOANS

Long-term loans consist of the following:
	September 30, 2011	December 31, 2010
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (1.99% at September 30, 2011), secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005.	$-	$1,407,792

Due on July 21, 2012, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (1.99% at September 30, 2011), secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	583,292	1,108,298

Term of the loan is 7 years with interest at the 1-month JPY LIBOR plus 2.30% per annum (2.44% at September 30, 2011), monthly payment of principal is fixed at $109,773, initial payment on October 24, 2009, secured by the vessel Baoshun (also see Note 4).	11,855,448	12,843,405

Loan facility of $37,000,000 from China Merchants Bank:
Drawdown from the loan facilities due on September 21, 2012, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.747% at September 30, 2011), plus the annual fee of 2% of average daily outstanding balance. The principal payment is fixed at $497,500 quarterly, starting September 21, 2011, with final payment of $995,000 on May 5, 2021. The interest is accrued from June 29, 2010 and paid quarterly starting December 21, 2010 till the principal is paid. The loan is secured by the vessel Rui Lee, and guaranteed by the Chairman and the CEO of the Company (also see Note 4).	19,402,500	14,200,000

Drawdown from the loan facilities due on June 21, 2014, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.747% at September 30, 2011), plus the annual fee of 2% of average outstanding balance . The principal payment is fixed at $427,500 quarterly, starting March 21, 2011, with final payment of $427,500 due June 21, 2014. The interest is accrued from July 9, 2010 and paid quarterly starting December 21, 2020 till the principal payoff. The loan is secured by the vessel Fon Tai, and guaranteed by the Chairman and the CEO of the Company (also see Note 4).	15,817,500	17,100,000

Total long-term loans	47,658,740	46,659,495

Less: Current portion	5,600,568	6,627,576

Long-term portion	$42,058,172	$40,031,919

Interest expense for the nine months ended September 30, 2011 and 2010 was $1,139,320 and $325,057, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

7.	LONG-TERM LOANS (CONTINUED)

The interest on the loan facility which was used to build the vessels Fon Tai and Rui Lee was capitalized as part of vessels upon the vessel delivery. For the nine months ended September 30, 2011, the interest capitalized to vessels was $99,692.

The repayment schedule for the principal amount of long-term loans is as follows:

Periods Ended September 30,	Amount
2012	$5,600,568
2013	5,017,276
2014	5,017,276
2015	5,017,276
2016	5,017,276
Thereafter	21,989,068
Total	$47,658,740

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

8.	LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:
		September 30, 2011	December 31, 2010
Notes payable to unrelated party:
Sea Carrier Shipping Co., Ltd., net of discount of $953,658 and $1,407,170 at September 30, 2011 and December 31, 2010, respectively, due September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a)	$2,204,071	$2,541,441

Sea Carrier Shipping Co., Ltd., due March 31, 2016, net of discount of $2,463,366 and $0 at September 30, 2011 and December 31, 2010. Starting from April 1, 2011, fixed repayment of $3,717 per day, due at month end.	b)	3,641,278	3,850,000

Sea Carrier Shipping Co., Ltd., due March 31, 2016, net of discount of $2,463,382 and $0 at September 30, 2011 and December 31, 2010. Starting from April 1, 2011, fixed repayment of $3,718 per day, due at month end.	c)	3,641,278	3,850,000

Subtotal		9,486,627	10,241,441

Notes payable to related party:
Rich Forth Investment Limited, due March 31, 2016, monthly interest at an interest rate of 5.841% on unpaid principal balance per annum paid from June 1, 2010 to March 31, 2016. Beginning June 30, 2011, interest payment and fixed $215,000 repayment of principal paid quarterly.	f)	4,085,000	4,300,000

Rich Forth Investment Limited, due June 30, 2016, monthly interest at an interest rate of 5.841% on unpaid principal balance per annum paid from June 1, 2010 to June 30, 2016. Beginning October 1, 2011, interest payment and fixed $122,500 repayment of principal paid quarterly.	g)	2,450,000	2,450,000

Subtotal		6,535,000	6,750,000

Total long-term notes payable		16,021,627	16,991,441

Less: Current portion		3,253,978	2,906,832

Long-term portion		$12,767,649	$14,084,609

The long-term note denoted a) was used to purchase the vessel Baoshun (see Note 4). The amortization of discount on this long-term note for the nine months ended September 30, 2011 and 2010 was $453,511 and $528,502, respectively.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

8.	LONG-TERM NOTES PAYABLE (CONTINUED)

The long-term notes denoted b) and f) were used to build the vessel Fon Tai which was delivered on January 10, 2011. The interest on these long-term notes before the delivery was capitalized and expensed afterwards. For the nine months ended September 30, 2011, the capitalized interest on these long-term notes was $19,874, and expensed interest on these long-term notes was $756,564.

The long-term notes denoted c) and g) were used to build the vessel Rui Lee which was delivered on May 5, 2011. The interest on these long-term notes before the delivery was capitalized and expensed afterwards. For the nine months ended September 30, 2011, the capitalized interest on these long-term notes was $253,698, and expensed interest on these long-term notes was $441,546.

The repayment schedule for long-term notes payable is as follows:

Periods Ended September 30,	Amount
2012	$3,253,978
2013	3,355,041
2014	3,902,767
2015	3,452,246
2016	2,057,595
Total	$16,021,627

9.	PAYABLE TO SHIP BUILDER

Upon the vessel Fon Tai’s delivery on January 10, 2011, the balance of $2,850,000 payable to ship builder will be repaid annually in three equal installments of $950,000, starting from January 9, 2012.

Upon the vessel Rui Lee’s delivery on May 5, 2011, the balance of $2,850,000 payable to ship builder will be repaid annually in three equal installments of $950,000, starting from May 4, 2012.

The Company paid $79,376 to the shipbuilder in advance of the due date of the current portion of the payable to ship builder.

10.	COMMITMENTS

Lease Commitments

The Company leases office space under operating leases. Lease expense was $56,000 and $63,983 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, future minimum payments required under non-cancelable leases are:

Periods Ended September 30,	Amount
2012	$33,676
2013	26,083
Total	$59,759

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

11.	DISCONTINUED OPERATIONS

(a)	Disposition of VIEs

On February 16, 2011, the Company ultimately and voluntarily entered into a Termination of Services Agreement with the VIEs (DWIS, DWIL and DSON) and the stockholders of the VIEs. The stockholders of the VIEs paid the Company a termination fee of RMB1,000,000 ($151,319) as consideration. The Company considers the operations of  these VIEs as discontinued operations.

The results of operations of VIEs were presented separately as discontinued operations in the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2011 and 2010 with prior period restated to conform to the current presentation as follows:

	Nine Months Ended September 30,
	2011	2010
Revenue	$589,713	$4,100,380
Costs and expenses	(702,744)	(4,496,846)
Income tax expense	(9,382)	(25,531)
Loss from discontinued operations	$(122,413)	$(421,997)

The following represents the assets and liabilities of discontinued operations at the date of the disposition:

February 16, 2011
Assets:
Cash and cash equivalents	$3,266,836
Accounts receivable	2,231,363
Other current assets	4,376,091

Vessel, net	1,758,770
Other long-term assets	126,101

Total assets	11,759,161

Liabilities:
Accounts payable	811,631
Short-term bank loan	1,513,936
Other current liabilities	3,717,133

Long-term notes payable	2,961,739

Total liabilities	9,004,439

Total net assets disposed	2,754,722
Consideration	151,319
Loss on disposition	$2,603,403

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

11.	DISCONTINUED OPERATIONS (CONTINUED)

(b)	Disposition of Vessel Win Glory

On June 10, 2011, the Company signed a Memorandum of Agreement (“MOA”) with Pacific Pty., Ltd., Belize (“Buyer”) to sell the vessel Win Glory for $1,700,000. The vessel Win Glory was delivered to the buyer on August 6, 2011. In accordance with ASC 205-20, the results of operations of Win Glory were presented separately as discontinued operations in the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2011 and 2010 with the prior period restated to conform to the current presentation as follows:

	Nine Months Ended September 30,
	2011	2010
Revenue	$1,215,744	$1,591,950
Costs and expenses	(1,289,606)	(1,464,549)
(Loss) income from discontinued operation	$(73,862)	$127,401

The following represents the assets and liabilities of the discontinued operation at the date of the disposition:

August 6, 2011
Vessel, net	$250,369
Other long-term assets	210,730
Total assets	461,099

Net assets disposed	461,099
Net proceeds from disposition	1,639,750
Gain from disposition of discontinued operation	$1,178,651

(c)	Disposition of Vessel Win Star

On July 29, 2011, the Company signed a Memorandum of Agreement (“MOA”) with Greatwall Shipping Limited (“Buyer”) to sell the vessel Win Star for $3,278,451. The vessel Win Star was delivered to the buyer on August 16, 2011. In accordance with ASC 205-20, the results of operations of Win Star were presented separately as discontinued operations in the condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2011 and 2010 with the prior period restated to conform to the current presentation as follows:

	Nine Months Ended September 30,
	2011	2010
Revenue	$1,939,262	$3,538,436
Costs and expenses	(2,417,844)	(3,228,593)
(Loss) income from discontinued operation	$(478,582)	$309,843

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

11.	DISCONTINUED OPERATIONS (CONTINUED)

(c)	Disposition of Vessel Win Star

The following represents the assets and liabilities of the discontinued operation at the date of the disposition:

August 16, 2011
Assets:
Other current assets	$92,933

Vessel, net	333,660
Other long-term assets	2,120,425
Total assets	2,547,018

Net assets disposed	2,547,018
Net proceeds from disposition	3,193,011
Gain from disposition of discontinued operation	$645,993

(d)	Disposition of Vessel Bodar

On September 15, 2011, the Company signed a Memorandum of Agreement (“MOA”) with Maritime Delivery Inc. (“Buyer”) to sell the vessel Bodar for $3,550,823. The vessel Bodar was delivered to the buyer on September 30, 2011. In accordance with ASC 205-20, the results of operations of Bodar were presented separately as discontinued operations in the condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2011 and 2010 with the prior period restated to conform to the current presentation as follows:

	Nine Months Ended September 30,
	2011	2010
Revenue	$2,264,189	$3,558,157
Costs and expenses	(1,974,135)	(2,213,507)
Income from discontinued operation	$290,054	$1,344,650

The following represents the assets and liabilities of the discontinued operation at the date of the disposition:

September 30, 2011
Assets:
Other current assets	$84,888

Vessel, net	498,544
Other long-term assets	575,750
Total assets	1,159,182

Net assets disposed	1,159,182
Net proceeds from disposition	3,550,823
Gain from disposition of discontinued operation	$2,391,641

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

11.	DISCONTINUED OPERATIONS (CONTINUED)

(e)	Proforma

The following is the unaudited proforma net income and basic net income per share of the Company for the nine months ended September 30, 2011 and 2010 assuming all discontinued operations were completed on January 1, 2011 and 2010, respectively:

	Nine Months Ended September 30,
	2011	2010
Net income	$699,715	$4,845,397
Basic and diluted net income per share	$0.00	$0.02

12.	INCOME TAX

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, Winland International Shipping Co., Limited, Fon Tai Shipping Co., Limited and Won Lee Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these companies is exempt from income tax under the local tax law; there is no income tax expense for the nine months ended September 30, 2011 and 2010.

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in S.V.G. Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These five companies obtained tax exemptions from the local governments, so they did not have any tax expense for the nine months ended September 30, 2011 and 2010. Winland Dalian Shipping S.A. and Win Glory S.A. are incorporated in Panama and are registered in HongKong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., Bao Shun Shipping S.A., Win Bright Shipping S.A. and Win Ever Shipping S.A. are incorporated and registered in Panama. Kin Ki International Industrial Limited is incorporated and registered in BVI. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the nine months ended September 30, 2011 and 2010.

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

13.	SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of September 30, 2011, reviews the results of the operating segments when making decisions about allocating resources and assessing performance. The segments are: (1) Dry bulk shipping and (2) Chartering brokerage.

The Company's segment information for the nine months ended September 30, 2011 and as of December 31, 2010 is as follows:

Nine Months Ended September 30, 2011	Dry Bulk Shipping	Chartering Brokerage	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$25,139,482	$20,329,204	$(32,197)	$45,436,489
Intersegment sales	-	702,231	(702,231)	-
Net sales	25,139,482	21,031,435	(734,428)	45,436,489
Costs	18,711,303	17,865,395	(734,428)	35,842,270
Depreciation and amortization	4,377,254	282	-	4,377,536
Other expenses	4,189,701	191,039	136,228	4,516,968
Operations (loss) income	(2,138,776)	2,974,719	(136,228)	699,715
Gain (loss) from discontinued operations	4,029,285	-	(2,801,206)	1,228,079
Net income (loss)	$1,890,509	$2,974,719	$(2,937,434)	$1,927,794
September 30, 2011
Identifiable assets	$96,119,965	$15,824,190	$157,035	$112,101,190

Nine Months Ended September 30, 2010	Dry Bulk Shipping	Chartering Brokerage	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$25,938,310	$16,627,098	$(88,167)	$42,477,241
Intersegment sales	-	-	-	-
Net sales	25,938,310	16,627,098	(88,167)	42,477,241
Costs	18,048,042	14,106,748	(88,167)	32,066,623
Depreciation and amortization	3,194,966	-	-	3,194,966
Other expenses	1,927,687	268,884	173,684	2,370,255
Operations income (loss)	2,767,615	2,251,466	(173,684)	4,845,397
Gain from discontinued operations	963,431	-	396,466	1,359,897
Net income	$3,731,046	$2,251,466	$222,782	$6,205,294
December 31, 2010
Identifiable assets	$104,313,578	$11,538,814	$185,945	$116,038,337

WINLAND OCEAN SHIPPING CORP.
(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

13.	SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
Sales to unaffiliated customers:
Japan, Korea and Russia	$13,630,947	$8,495,448
PRC (including Hong Kong)	15,902,771	25,486,345
Southern and Eastern Asia	6,815,473	6,371,586
Other	9,087,298	2,123,862
Total	$45,436,489	$42,477,241

14.	CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of September 30, 2011, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded the claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as of September 30, 2011. The insurance underwriter will pay the settlement amount when the case is settled in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Winland Ocean Shipping Corp., a Texas corporation (formerly known as Winland Online Shipping Holdings Corporation and hereinafter, “Winland” or “WLOL” and together with its subsidiaries, the “Company”) during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the U.S. Securities and Exchange Commission (the “SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Current Operations of the Company (General Development of Business)

The following is disclosure regarding WLOL, WLOL’s wholly-owned subsidiary SkyAce Group Limited, a British Virgin Islands company (“SkyAce”) and SkyAce’s two wholly-owned subsidiaries: (a) Plentimillion Group Limited (“PGL”), a British Virgin Islands holding company, the principal business activities of which are (through its wholly-owned subsidiaries) ocean transportation and chartering brokerage and (b) Best Summit Enterprise Limited (“BSL” and together with PGL, the “SkyAce Group”), a British Virgin Islands holding company.

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

PGL and each of its wholly-owned subsidiaries set forth above (collectively, the “PGL Group”) are engaged in ocean transportation of dry bulk cargo worldwide through the ownership and operation of dry bulk vessels. The principal business activities of the PGL Group are ocean transportation and chartering brokerage. The operations of each of the Company’s vessels are managed by Winland Shipping, while the chartering brokerage businesses are managed by Kinki and Bestline. Lancrusier’s primary business is management and accounting.  Winland Dalian, Treasure Way, Win Eagle, Win Bright, Win Ever, Win Grace, Win Hope, Win Shipping, Bao Shun, Fon Tai and Won Lee collectively own 11 of the Company’s vessels.  Win Glory, Win Star, Bodar and Win Moony are currently in the process of winding down and have no operations.  Winland International's primary business is to develop and expand the global shipping market.  Kin Ki International, Win Bright Shipping and Win Ever Shipping had no operations in 2011. These three companies will take over the operations of Kinki, Win Bright and Win Ever once the corresponding governments with which such vessels are registered approve the applications to cancel these companies. Win Glory owns one vessel which was sold to an unrelated third party for a purchase price of $1,700,000 on August 6, 2011. Win Star owns one vessel which was sold to an unrelated third party for a purchase price of $3,278,452 on August 16, 2011. Bodar Shipping owns one vessel which was sold to an unrelated third party for a purchase price of $3,550,823 on September 30, 2011.

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

Summary of Current Business of the Company

The Company's core business is international bulk cargo transportation.  We believe that our Company is a well-known shipping enterprise based in China.  We currently have an ocean shipping fleet of 11 vessels, with a self-owned carrying capacity of over 240,000 tons.  Through monthly voyage charters and time charters, the Company can provide carrying capacity of about 1,000,000 tons with shipping lines to major ports around the world.

The Company continued to grow and reached the highest operating revenue of $84.2 million and net income of $19.1 million in 2008. With the global economic crisis and shipping market downturn since late 2008, our operating revenues in 2009 dropped to $50.2 million with a net loss of $7.0 million. Our operating revenues and net income improved in 2010 with an increase to $74.3 million and $3.1 million, respectively. For the nine months ended September 30, 2011, our operating revenues and net income were $45.4 million and $1.9 million, respectively.

The Company intends to steadily expand its capacity and enlarge the size of its ocean transport fleet by constructing new vessels and by acquiring additional vessels or businesses at lower prices in light of the current slump in the shipping market. The Company does not have any written purchase contracts as of the date of this filing.

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

On March 26, 2010, the Company obtained a loan facility of $37 million from China Merchants Bank Co., Ltd. to finance the construction of two new vessels “Fon Tai” and “Rui Lee”. As of September 30, 2011, we drew down the full $37 million from our loan facility, and executed four new notes payable totaling $14,036,500 million in the aggregate, for purposes of commencing the building of such vessels.

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

On June 10, 2011, the Company executed a memorandum of agreement with an unrelated third party to sell a vessel owned by Win Glory for $1,700,000.  The Company closed the sale of such vessel on August 6, 2011.

On July 29, 2011, the Company executed a contract with an unrelated third party to sell a vessel owned by Win Star for $3,278,452.  The Company closed the sale of such vessel on August 16, 2011.

On September 15, 2011, the Company executed a Memorandum of Agreement with an unrelated third party to sell a vessel owned by Bodar Shipping for $3,550,823. The Company closed the sale of such vessel on September 30, 2011.

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

Revenue Recognition

Revenue is recognized based on the following four criteria:

(I)	The amount of revenue can be measured reliably;

(II)	It is probable that the economic benefits will flow to the Company;

(III)	The stage of completion at the balance sheet date can be measured reliably;

(IV)	The costs incurred

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

As of September 30, 2011, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at September 30, 2011 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debt to the Company.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2011 Compared With the Nine Months Ended September 30, 2010 (in U.S. dollars, except otherwise as indicated)

	For The Nine Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	45,436,489	100.0%	42,477,241	100.0%	2,959,248	7.0%
Vessel operating costs	35,842,270	78.9%	32,066,623	75.5%	3,775,647	11.8%
Depreciation and amortization	4,377,536	9.6%	3,194,966	7.5%	1,182,570	37.0%
General and administrative	1,578,429	3.5%	1,396,225	3.3%	182,204	13.0%
Selling	257,818	0.6%	262,553	0.6%	(4,735)	(1.8)%
Interest, net	2,790,942	6.1%	853,599	2.0%	1,937,343	227.0%
Other income, net	110,221	0.2%	142,122	0.3%	(31,901)	(22.4)%
Income from continuing operations	699,715	1.5%	4,845,397	11.4%	(4,145,682)	(85.6)%
Gain from disposition of discontinued operations	1,612,882	3.5%	-	0.0%	1,612,882	100%
(Loss) gain from discontinued operations	(375,421)	(0.8)%	1,385,428	3.3%	(1,760,849)	(127.1)%
Income tax expense from discontinued operations	9,382	-	25,531	0.1%	(16,149)	(63.3)%
Net (loss) income	1,927,794	4.2%	6,205,294	14.6%	(4,277,500)	(68.9)%
Weighted average shares outstanding	195,000,000		195,000,000		-	0.0%
Net (loss) income per share	0.01		0.03		(0.02)	(66.7)%

Revenues

Our revenues are derived from the operation of dry bulking shipping services and chartering brokerage services.  Of the total revenues, dry bulk shipping and chartering brokerage contributed 55% and 45% for the nine months ended September 30, 2011, respectively, compared with 61% and 39% for the nine months ended September 30, 2010, respectively.

For the nine months ended September 30, 2011, total revenues increased by approximately $3.0 million, or 7.0%, to $45.4 million from $42.5 million for the nine months ended September 30, 2010. This increase mainly resulted from the strong performance of our chartering brokerage segment which increased by $3.7 million in revenues compared to the same period in 2010, or 22%, offset by decreased revenue generated from the dry bulk shipping segment of $0.8 million, or 3%, which was due to the weak global economic environment during the period. The average Baltic Dry Index (BDI), a leading indicator of the global dry bulk shipping market, declined approximately 51% for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

Vessel Operating Costs

Vessel operating costs included mainly fuel costs, port fees, commissions and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in our chartering brokerage business. For the nine months ended September 30, 2011, vessel operating costs increased by $3.8 million, or 11.8%, to $35.8 million, compared with $32.1 million for the nine months ended September 30, 2010. This increase was in line with our increased revenues however it was also attributable to the 40% and 36% increases in the marine gas oil and intermediate fuel oil rates, respectively.

Depreciation and Amortization

For the nine months ended September 30, 2011, depreciation of vessels increased by approximately $1.1 million to $3.0 million from $2.0 million for the nine months ended September 30, 2010. This increase is primarily due to the delivery of two new vessels in January and May 2011. The amortization of deferred dry dock fees increased slightly by $0.1 million for the nine months ended September 30, 2011 to $1.3 million from $1.2 million for the nine months ended September 30, 2010. This increase was primarily attributable to the expansion of the dry dock market, offset by less dry dock fees for certain vessels that have changed their flag registrations to jurisdictions which have fewer dry dock requirements.

General and Administrative

General and administrative expenses, which included mainly wages, travel expenses, public relations, office leasing and professional service fees, increased by approximately $0.2 million, or 13.0%, to $1.6 million for the nine months ended September 30, 2011, from $1.4 million for the nine months ended September 30, 2010. This increase was primarily due to increases in wages.

Selling Expenses

Selling expenses consisted of commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the nine months ended September 30, 2011, selling expenses decreased slightly by $0.005 million, or 1.8%, to $0.26 million.  Selling expenses remained consistent with the same period in 2010 as a result of revenues resulting in commissions remaining unchanged during the comparable periods.

Interest, Net

Net interest expenses increased significantly by approximately $1.9 million, or 227.0%, to $2.8 million for the nine months ended September 30, 2011, compared with approximately $0.9 million for the nine months ended September 30, 2010. This increase is primarily due to the complete drawdown from our $37 million loan facility and two long-term notes payable totaling $14,036,500 which had been initiated for the purchase of the vessels Fon Tai and Rui Lee in late May 2010. The loan facility and the long-term notes payable resulted in an interest expense increase of $2 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

Other Income, Net

Net other income was $0.1 million for the nine months ended September 30, 2011, compared with $0.1 million for the nine months ended September 30, 2010. This reflected an accumulated effect on our miscellaneous transactions.

Income from Continuing Operations

Income from continuing operations decreased by approximately $4.15 million, or 85.6%, to $0.7 million for the nine months ended September 30, 2011 from $4.8 million for the same period in 2010. This decrease was primarily attributable to an increase in vessel operating costs, interest and depreciation expenses which resulted from two new vessels delivered in first half year of 2011, offset by increased revenues.

Gain from Disposition of Discontinued Operations

During the nine months ended September 30, 2011, we disposed of our former VIEs (DWIS, DWIL and DSON) and three old vessels. As discontinued operations, our gross proceeds, deducted by net assets and selling expenses, were recognized as a gain from the disposition of discontinued operations in the amount of $1.6 million for the nine months ended September 30, 2011.

(Loss) Gain from Discontinued Operations

We incurred a loss from discontinued operations of $0.4 million and a gain of $1.4 million for the nine months ended September 30, 2011 and 2010, respectively, which consisted of discontinued operations of our former VIEs (DWIS, DWIL and DSON) during the period of January 1, 2011 to February 16, 2011 and discontinued operations of the three old vessels for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, we incurred a loss of $0.1 million and $0.3 million from discontinued operations of our former VIEs and the three disposed vessels, respectively. For the comparable periods, we incurred a loss of $0.4 million and a gain of $1.8 million from the discontinued operations of the VIEs and the three vessels, respectively.

Net Income

For the nine months ended September 30, 2011, net income decreased by approximately $4.3 million, or 68.9%, to $1.9 million from $6.2 million for the nine months ended September 30, 2010. This decrease was primarily attributable to decreased income from continuing operations of $4.1 million and decreased net gain from discontinued operations of $0.2 million for the comparable periods.

As a percentage of revenue, net income was 4.2% compared with 14.6% for the nine months ended September 30, 2011 and 2010, respectively. Despite the impact from the disposition of discontinued operations, this change reflected the continuing volatility in the global shipping market, and we believe it will take a long time to recover to pre-economic crisis levels.

Net Income Per Share

For both basic and diluted shares, net income per share decreased by $0.02 to $0.01 for the nine months ended September 30, 2011 from $0.03 per share for the nine months ended September 30, 2010.  This decrease was attributable to the decrease in net income of $4.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Results of Operations for the Three Months Ended September 30, 2011 Compared With the Three Months Ended September 30, 2010 (in U.S. dollars, except otherwise as indicated)

	For The Three Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Revenues	14,697,536	100%	15,304,244	100%	(606,708)	(4.0)%
Vessel operating costs	12,127,440	82.5%	11,856,382	77.5%	271,058	2.3%
Depreciation and amortization	1,661,023	11.3%	1,050,953	6.9%	610,070	58.0%
General and administrative	544,982	3.7%	524,392	3.4%	20,590	3.9%
Selling	93,984	0.6%	81,219	0.5%	12,765	15.7%
Interest, net	1,137,360	7.7%	336,148	2.2%	801,212	238.4%
Other income, net	14,791	0.1%	201,521	1.3%	(186,730)	(92.7)%
Income from continuing operations	(852,462)	(5.8)%	1,656,671	10.8%	(2,509,133)	(151.5)%
Gain from disposition of discontinued operations	4,216,285	28.7%	-	0.0	4,216,285	100.0%
Loss from discontinued operations	(358,024)	(2.4)%	(64,800)	(0.4)%	(293,224)	452.5%
Income tax expenses from discontinued operations	-	-	8,387	0.1%	(8,387)	(100.0)%
Net income	3,005,799	20.5%	1,583,484	10.3%	1,422,315	89.8%
Weighted average shares outstanding	195,000,000		195,000,000		-	-
Net income per share	0.02		0.01		0.01	(100.0)%

Revenues

Our revenues are derived from the operation of dry bulking shipping services and chartering brokerage services.  Of the total revenues, dry bulk shipping and chartering brokerage contributed 62% and 38% for the three months ended September 30, 2011, respectively, compared with 67% and 33% for the three months ended September 30, 2010, respectively.

For the three months ended September 30, 2011, total revenues decreased by approximately $0.6 million, or 4.0%, to $14.7 million from $15.3 million for the three months ended September 30, 2010. This decrease mainly resulted from the weak performance of the dry bulk shipping segment in a volatile global shipping market. The average Baltic Dry Index (BDI), a leading indicator of the global dry bulk shipping market, declined approximately 36% for the three months ended September 30, 2011 compared with the three months ended September 30, 2010.

Vessel Operating Costs

Vessel operating costs included mainly fuel costs, port fees, commissions and crew wages which were incurred in the operation of dry bulk shipping and vessel chartering costs which were incurred in our chartering brokerage business. For the three months ended September 30, 2011, vessel operating costs increased by $0.3 million, or 2.3%, to $12.1 million, compared with $11.9 million for the three months ended September 30, 2010. This increase was attributable to the 45% and 48% increases in the marine gas oil and intermediate fuel oil rates, respectively, offset by decreases in business volume which resulted in the decrease in fuel and related consumption.

Depreciation and Amortization

For the three months ended September 30, 2011, depreciation of vessels increased by approximately $0.5 million to $1.2 million from $0.6 million for the three months ended September 30, 2010. This increase is primarily due to the delivery of two new vessels in January and May 2011. The amortization of deferred dry dock fees increased slightly by $0.07 million for the three months ended September 30, 2011 to $0.5 million from $0.4 million for the three months ended September 30, 2010. This increase was primarily attributable to the expansion of the dry dock market, offset by less dry dock fees for certain vessels that have changed their flag registrations to jurisdictions which have fewer dry dock requirements.

General and Administrative

General and administrative expenses, which included mainly wages, travel expenses, public relations, office leasing and professional service fees, increased slightly by approximately $0.02 million, or 3.9%, to $0.5 million for the three months ended September 30, 2011, as compared to the same period in 2010. This increase was primarily due to increases in wages.

Selling Expenses

Selling expenses consisted of commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the three months ended September 30, 2011, selling expenses decreased by $0.01 million, or 15.7%, to $0.09 million from $0.08 million for the three months ended September 30, 2010. This decrease was due to increased revenues associated with commissions that were recognized for the three months ended September 30, 2011 compared with the comparable period in 2010.

Interest, Net

Net interest expenses increased significantly by approximately $0.8 million, or 238.4%, to $1.1 million for the three months ended September 30, 2011, compared with approximately $0.3 million for the three months ended September 30, 2010. This increase is primarily due to the full drawdown from our $37 million loan facility and two long-term notes payable totaling $14,036,500 which had been initiated for the purchase of the vessels Fon Tai and Rui Lee in late May 2010. The loan facility and long-term notes payable resulted in an interest expense of $0.9 million for the three months ended September 30, 2011. For the three months ended September 30, 2010, interest on the loan facility and on the notes payable were capitalized rather than expensed as such interest started to be expensed upon the delivery of the vessels in January and May 2011.

Other Income, Net

Net other income was $0.01 million for the three months ended September 30, 2011, compared with $0.2 million for the three months ended September 30, 2010. This reflected an accumulated effect on our miscellaneous transactions.

(Loss) Income from Continuing Operations

The Company incurred a loss from continuing operations of $0.9 million for the three months ended September 30, 2011, which decreased by $2.5 million, or 151.5%, from the income from continuing operations of $1.7 million for the same period in 2010. This decrease was primarily attributable to the significant increases in interest and depreciation expenses which resulted from the delivery of two new vessels in first half year of 2011. In addition, revenues decreased by approximately $0.6 million which was due primarily to the weaker performance of the dry bulk shipping segment. Decreases in revenues expanded the gap.

Gain from Disposition of Discontinued Operations

For the three months ended September 30, 2011, we had disposed of three old vessels. As discontinued operations, our gross proceeds, deducted by net assets and selling expenses, were recognized as a gain from the disposition of discontinued operations in the amount of $4.2 million for the three months ended September 30, 2011.

Loss from Discontinued Operations

The loss from discontinued operations increased to $0.4 million for the three months ended September 30, 2011 from $0.06 million for the three months ended September 30, 2010. This increase consisted of discontinued operations of the three old vessels, which were in line with the Company’s dry bulk shipping performance over the comparable periods.

Net Income

For the three months ended September 30, 2011, net income increased by approximately $1.4 million, or 89.8%, to $3.0 million from $1.6 million for the three months ended September 30, 2010. This increase was primarily attributable to net gain from discontinued operations, offset by decreases in income from continuing operations for the comparable periods.

As a percentage of revenue, net income was 20.5% for the three months ended September 30, 2011 compared with 10.3% for the three months ended September 30, 2010. Despite the positive impact from the disposition of discontinued operations, the unfavorable continuing operations reflected the continuing volatility in the global shipping market, and we believe it will take a long time to recover to pre-economic crisis levels.

Net Income Per Share

For both basic and diluted shares, net income per share increased by $0.01 to $0.02 for the three months ended September 30, 2011 from $0.01 per share for the three months ended September 30, 2010.  This increase was attributable to the increase in net income of $1.4 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of approximately $12.1 million at September 30, 2011 as compared to a working capital deficit of approximately $8.0 million at December 31, 2010. This deficit is principally attributable to cash payments of $6.0 million to purchase the two new vessels.

Since the onset of the global financial crisis in late 2008, the shipping industry has undergone a downturn and the Company has faced various challenges in the shipping market. To improve the Company’s operations, we have developed expanding market strategies of utilizing new vessels and chartering more time charter businesses. We have also initiated cost control strategies of cutting vessel management costs as well as general management costs to improve profitability. With these efforts, our revenues increased 7.0%, outperformed  the average BDI, the well known indicator of dry bulk shipping market which declined 51% for the comparable periods. We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We have also negotiated (and continue to negotiate) with our vendors to extend our credit terms.

In January and May 2011, two new vessels were placed into operation. We believe these new vessels will continue to contribute to our revenues and improve our cash flows.

On February 16, 2011, we disposed of our former VIEs (DWIS, DWIL and DSON). Upon the disposition, our operations were improved and we believe our operations will continue to improve as those entities were operating at a loss.

For the nine months ended September 30, 2011, we disposed of three old vessels which were operating at losses. We received $8.4 million net cash proceeds from these dispositions.

To improve liquidity, the Company has maintained the commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans. We believe our working capital will increase and our liquidity will be improved. We also believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Activities

Net cash used in operating activities was $0.4 million for the nine months ended September 30, 2011, compared with net cash provided by operating activities of $7.2 million for the same period in 2010. Weak continuing operations with lower income used cash of $1.4 million, offset by a net cash increase of $1.0 million provided by discontinued operations for the nine months ended September 30, 2011. In comparison, for the nine months ended September 30, 2010, income from operations generated $3.0 million in cash flow from continuing operations and discontinued operations provided net cash of $4.2 million.

Investing Activities

For the nine months ended September 30, 2011, we received $8.5 million in net proceeds from the disposition of our VIEs and three vessels, offset by $6.0 million in cash payments for the construction of two new vessels. For the comparable period in 2010, $4.1 million in cash was used for the construction of the new vessels.

Financing Activities

Net cash used in our financing activities was $6.1 million for the nine months ended September 30, 2011. This amount was mainly attributable to repayments of long-term loans of $4.7 million and repayments of long-term notes payable of $1.4 million.

For the nine months ended September 30, 2010, net cash used by financing activities was $3.9 million and was mainly attributable to the repayments of long-term loans of $3.1 million and long-term notes payable of $0.8 million.

Capital Expenditures

We intend to make major capital expenditures in connection with the expansion of our fleet capacity, although the Company does not currently have any written purchase contracts.  Other major capital expenditures will consist of funding dry dockings of our fleet to preserve the quality of our vessels and funding to comply with international shipping standards and environmental laws and regulations during the next 12 months.

Capital Resources

We intend to finance capital expenditures for the expansion our fleet capacity through bank loans and notes payable.  We intend to finance other capital expenditures mainly from cash flows from our continuing operations as well as notes payable and personal loans, if needed. We believe that cash flows from our operations will be improved as two new vessels commenced operations in January and May 2011. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements during the next 12 months.

Material Commitments/Tabular Disclosure of Contractual Obligations

	Payments Due by September 30,
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term loans obligations	47,658,740	5,600,568	10,034,552	10,034,552	21,989,068
Interest payments of long-term loans	7,828,926	1,618,213	2,681,155	1,970,492	1,559,066
Long-term notes payable obligations	16,021,627	3,253,978	7,257,808	5,509,841	-
Interest payments of long-term notes payables	6,770,027	2,545,795	3,401,610	822,622	-
Non-cancelable leases obligations	59,759	33,676	26,083	-	-

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities.

As of September 30, 2011, the Company’s debt consisted of $47,658,740 in long-term loans at various margins above the LIBOR. For the nine months ended September 30, 2011, actual interest rates on the outstanding debt ranged from 1.747% to2.44%. The weighted average interest rate was 1.92%.

Foreign Currency and Exchange Rate Risk

The shipping industry’s functional currency is the U.S. dollar. The Company generates a majority of its revenues in U.S. dollars. The majority of the Company’s operating expenses are in U.S. dollars, and the majority of the Company’s investing and all of its financing activities are in U.S. dollars.  The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its operating, investing and financing activities. For the nine months ended September 30, 2011, the exchange rate for the Renminbi against the U.S. dollar was in the range of RMB6.6118 to RMB6.3885 against $1.00. The moving average translation rate was RMB6.4884 against $1.00.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007 and the Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of September 30, 2011, the case is in the process of exchanging documents and evidence for arbitration. The Company intends to vigorously defend this action, and the Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded a claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as of September 30, 2011. The insurance underwriter will pay the settlement amount when the case is settled in the future.

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

RISKS RELATING TO OUR BUSINESS

Cyclical Patterns In The Global Shipping Industry Will Have a Substantial Impact On Our Overall Business Performance

Dry bulk shipping business is the core business of the Company. The cyclical changes of the ocean transportation industry and the cyclical changes of the global shipping industry will have a substantial impact on the business performance of the Company. With a sustained operating history and anti-risk experience since 1993, the Company will offset the risk to some extent, but the overall performance will inevitably be affected.

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

As The Company’s Fleet Of Vessels Ages, The Risks Associated With Older Vessels could Adversely Affect Our Business Operations.

In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel. As of September 30, 2011, the average age of the 11 vessels in the Company controlled fleet was 18.7 years. The Company estimates that the economic useful life of most bulk carriers is approximately 25 years, however most of the vessels in the industry are used for more than 30 years or more, if the vessel can pass the annual survey. The length of a vessel’s useful life depends on market conditions, the type of cargo being carried and the level of maintenance. Some of the Company’s dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage the vessels and reduce their useful life, if the Company does not follow specified maintenance and cleaning routines. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment, to the vessels and may restrict the type of activities in which the vessels may engage. The Company cannot assure you that they will be able to operate the vessels profitably during the remainder of their projected useful lives or that they will be able to sell the vessels profitably when the Company no longer can utilize them in the fleet.

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

Risks Associated With The Purchase And Operation Of Secondhand Vessels Could Adversely Affect Our Future Operating Results.

The Company’s current business strategy involves growing through the purchase of new or secondhand vessels. Secondhand vessels generally carry no warranties from the sellers or manufacturers. Although the Company inspects secondhand vessels prior to purchase, an inspection normally would not provide the Company with the same knowledge about their condition that the Company would have if they had been built for and operated exclusively by the Company. Secondhand vessels may have conditions or defects that the Company was not aware of when it bought the vessel and that may require the Company to undertake costly repairs. These repairs may require the Company to put a vessel into drydock, which would reduce the fleet utilization. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while the vessels were being repaired and repositioned, as well as the actual cost of those repairs, would decrease the income from operations. The Company may not have insurance that is sufficient to cover all of these costs or losses and may have to pay drydocking costs not covered by our insurance. The Company’s future operating results could be adversely affected if some of the secondhand vessels do not perform as we expect.

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

WINLAND OCEAN SHIPPING CORP.

Date: November 14, 2011	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive Officer,
Secretary and Director

Date: November 14, 2011	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial and
Accounting Officer