Form 10-K
period 2011-12-31
Winland Ocean Shipping Corp
filed 2012-03-30
CIK 1397966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-142908

WINLAND OCEAN SHIPPING CORP.

(Exact name of registrant as specified in its charter)

Texas	20-5933927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

   Rm 703, 7/F, Bonham Trade Centre, 50 Bonham Strand, Sheung Wan, Hong Kong

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

Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer     ☐    Non-accelerated filer   ☐    Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of June 30, 2011 was approximately $15,280,875.

The number of outstanding shares of the registrant’s common stock on March 29, 2012 was 195,000,000.

WINLAND OCEAN SHIPPING CORP.

(F/K/A WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

Corporate History

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

Our common stock is currently quoted on the OTCQB under the symbol “WLOL.OB”.

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

The Company generated revenue of $84.2 million and net income of $19.1 million in 2008. With the global economic crisis and shipping market downturn since late 2008, our operating revenues in 2009 dropped to $50.2 million with a net loss of $7.0 million. Our operating revenues and net income improved in 2010 with an increase to $59.2 million and $3.1 million, respectively. For fiscal year ended December 31, 2011, our operating revenues and net income were $60.8 million and $3.1 million, respectively.

Our Business Strategies

Our team has over 18 years of ship operating and management experience and we have established a broad customer base. The Company plans to continue to steadily expand its capacity and enlarge the size of its ocean transport fleet by constructing new vessels and by acquiring additional vessels or businesses at lower prices in light of the current slump in the shipping market. The Company also plans to modify its business strategy by shortening its investment return period and lowering our costs. The Company believes that it will be able to control more vessels to increase the Company’s fleet size and the level of shipping capacity. The Company believes it will also have more flexibility to operate vessels and have more potential to increase its profit margins. Ultimately, we believe our new strategy will increase the Company’s core business competencies.

The Company has also implemented a new business strategy which includes utilizing the Company’s expertise of vessel management to expand into the bareboat and long-term chartering businesses. A bareboat charter is an arrangement for the chartering or hiring of a vessel whereby no crew or provisions are included as part of the agreement. The owner gives possession of the vessel to the charterer and the charterer hires its own master and crew. In a voyage or time charter, the vessel is chartered for a particular voyage or for a set period of time. The charterer can direct where the ship will go however the owner of the ship retains possession of the ship through its employment of the master and crew. The Company plans on taking advantage of its expertise of vessel management by focusing on the bareboat and long-term time chartering businesses in our chartering brokerage segment in 2012. Ultimately, we plan to eliminate our voyage chartering and less-than-six-month short-term time chartering businesses.

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

Brief History of the Company’s Shipping Business

The Company was founded in 1993 as a chartering business. Since the market was dominated by State-owned enterprises at that time, the level of service was generally not satisfying to customers. Li Honglin, the founder of the Company, seized the opportunity to privately establish the Company with his wife, Xue Ying (the Company’s CEO), giving full play to the advantages of service and price. The Company gradually received recognition from a large number of corporate customers.

With gradual accumulation of capital and experience, as well as an acute grasp of market trends, the Company leased its first vessel in 1995. In 1997, in light of the outbreak of the Southeast Asian financial crisis, the global shipping market experienced a downturn. Having an optimistic view on market prospects and a stable support of customer resources, the Company seized the opportunity to lease more vessels at a lower price, becoming a ship owner by direct purchase of vessels in 1998.  During 2000-2005, the Company purchased a total of 13 vessels. The Company purchased one in 2009, and constructed two in 2010 (one delivered in January 2011 and another one delivered in May 2011). The Company sold one in 2009, disposed one with its disposition of its VIEs in February 2011, and sold three in 2011.

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

The Company conducts its shipping business through the Plentimillion Group and its two main businesses are dry bulk shipping (self-owned fleet transportation service) and vessel chartering (bareboat chartering, voyage chartering and time chartering).

During the fiscal years ended 2011 and 2010, 51% and 54% of WLOL’s revenue was generated from dry bulk shipping segment and 49% and 46% from chartering brokerage segment, respectively.

Market Share and Competition

In the segment markets of Supramax and Handysize vessels for bulk cargo transportation, with 11 self-owned vessels and ships by voyage charter and time charter, the Company’s current transport capacity is approximately 1 million tons monthly, which is in the medium-sized level in the Far East region with higher visibility and influence. Decades of service with stability and quality have helped us consolidate a large number of loyal clients including some Chinese State-owned large enterprises such as China Capital Steel, China Bao Steel, China Minmetals, China National Petroleum and China Petrochemical, and other famous international enterprises.

With respect to competition, the Company competes with about 5 large State-owned shipping enterprises in China including COSCO and China Shipping, and we also compete with approximately 100 small shipping companies (companies generally having 5 or fewer vessels). The Company generally ranks among the top 10 in its industry class with respect to size. The competitive advantages and disadvantages for each class of competition (including the Company’s current situation) are as follows:

Enterprise Type	Main Advantages	Main Disadvantages
China Large State- Owned Enterprises (approximately 5 enterprises)	• large fleet with strong transport capacity	• Low efficiency and slow market reaction

	• Easy acquisition of large state cargo owners as a State-owned enterprise	• Difficulty with cost control

	• High visibility and marketability	• Weak service awareness, unstable staff

	• Rich resources, favorable policies	• Operation without flexibility and autonomy

The Company	• Aggressive Management team	• Single vessel with small transport capacity, cargo resource constraints

	• Flexible decision-making of management, fast market reaction	• Relative small fleet size

	• Good cost control and scale effect	• Little government background, little favor policy

	• Stable staff, rich market experience	• Narrow financing and low growth rate

• Strong service awareness and innovation

Small Shipping Companies (approximately 100 enterprises)	• Flat-styled management, relatively high efficient decision-making	• Small-sized fleet, inefficient transport capacity

	• Good service awareness, quick market reaction	• Lack of industrial experience, unstable customer resources

• Single business, weak risk control

• High cost, no scale effect

From the comparison above, we believe we can be viewed as an aggressive shipping company with innovative thinking. Compared with China's large state-owned enterprises, we have some constraints and relative disadvantages however we believe we also have great potential for development. If the Company can rapidly expand its fleet size, update its capacity configuration and continue to reap the advantages of customer oriented philosophy and large client bases, we believe it is possible to rapidly expand the scale of business and to access to larger space for our development in the future.

The Company’s Products and Services

The Company currently has 11 self-owned vessels, with transport capacity of over 240,000 tons. Through vessels by bareboat charter and time charter, the Company’s transport capacity is approximately 1 million tons monthly for main lines in the world. The Capacity of a single vessel is from 6,800 tons to 57,000 tons. Our vessels sail under the flags of St. Vincent, Malta, Panama and Hong Kong. The vessels are able to carry various types of bulk cargo and provide multi-level and wide range of maritime transport services.

Key Customers

The Company’s major customers who accounted for the following percentage of total revenue are as follows:

	Revenues
Major Customers	For The Year Ended December 31, 2011	For The Year Ended December 31, 2010
G U SHIPPING PTE LTD.	25.2%	27.3%
MARUBENI TETSUGEN CO., LTD.	4.2%	4.5%
VITERRA ASIA PTE LTD.	3.8%	0.0%
STX PANOCEAN CO., LTD.	2.3%	9.7%
STEMCOR S.E.A PTE LTD., SINGAPORE	2.3%	2.9%

Key Suppliers

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases are as follows:

	Oil Purchases
Major Suppliers	For The Year Ended December 31, 2011	For The Year Ended December 31, 2010
SEABRIDGE BUNKERING PTE LTD.	15.1%	5.9%
A/S DAN-BUNKERING LTD.	14.9%	20.8%
INTERNATIONAL BUNKER SERVICES K.K.(IBS)	8.8%	0.0%
CHIMBUSCO PAN NATION PETRO-CHEMICAL CO., LTD.	8.7%	8.8%
BOMIN BUNKER OIL LTD.	8.3%	0.0%

Employees

As of December 31, 2011, the Company had approximately 74 full time employees.

Research and Development

The Company spent $2,500 (which is reflected in WLOL’s General and Administrative Expenses for the year ended December 31, 2011) and $30,750 (which is reflected in WLOL’s General and Administrative Expenses for the year ended December 31, 2010) on Company-sponsored research and development activities as determined in accordance with US GAAP.

Intellectual Property

The company currently has one trademark “Winland” in both Chinese and English, and the Company owns one domain name www.winlandshipping.com, which is currently in good standing.

ITEM 1A.	Risk Factors

Not required for smaller reporting companies.

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

The Company currently has the following material office and land leases:

Lessee	Property Address	Square Meters	Lessor	Commencement Date (Month and Year)	Termination Date (Month and Year)	Rental Amount per Year ($)

PGL	No.305 Zhongshan Rd.,Shahekou District, Dalian, China	591.53	Dalian Winland Shipping Co., Ltd	January 2012	December 2012 (Renews Every Year)	44,194

Winland International	Rm 703, 7/F, Bonham Trade Centre, 50 Bonham Strand, Sheung Wan, Hong Kong, China	765	Henderson Sunshine Property Management	October 28, 2011	October 27, 2013 ((Renews Every Two Year)	23,626

We believe that all of our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	Legal Proceedings

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of December 31, 2011, the case is in the process of exchanging documents and evidence for arbitration. The Company intends to vigorously defend this action, and the Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded a claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as the year ended December 31, 2011. The insured underwriter will cover the settlement amount when the case is settled in the future.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year Ended December 31, 2010

January 4 through March 31	$2.70	$1.50

April 1 through June 30	$2.25	$1.65

July 1 through September 30	$1.70	$1.25

October 1 through December 31	$2.90	$1.60

Year Ended December 31, 2011

January 3 through March 28	$2.50	1.30

March 29 through March 31 (after 1.5 for 1 split)	$1.40	1.01

April 1 through June 30	$1.30	0.20

July 1 through September 30	$0.25	0.03

October 1 through December 30	$0.53	0.05

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

Holders of Common Equity

As of March 28, 2012, we had issued and outstanding One Hundred Ninety-Five Million (195,000,000) shares of our common stock (post March 2011 forward stock split) to 13 holders of record and no shares of preferred stock. The Company believes that it has more stockholders since many of its shares are held in "street" name. See also the “Security Ownership of Certain Beneficial Owners and Management” herein for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our common stock and (b) all directors and officers individually and all directors and officers as a group as of March 29, 2012.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, we had no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Stock Performance Graph

Not required for smaller reporting companies.

Recent Sales of Unregistered Securities

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

As of December 31, 2011, there were 195,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding and during the fiscal year ended December 31, 2011, there were no issuances or sales of any of the Company’s unregistered securities.  We have never utilized an underwriter for an offering of our securities.

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

	2010	2011
Income Statement Data
Sales revenue	$59,153,749	$60,761,987
Income from continuing operations	$2,767,309	$(820,633)
Net income	$3,141,881	$3,056,763

Income per share from continuing operations-diluted, basic	$0.02	$(0.00)
Net income per share-diluted, basic	$0.02	$0.02

Cash Flow Data
Cash flow from operating activities	$9,715,822	$4,454,188
Cash flow from investing activities	$(4,865,464)	$(3,156,961)
Cash flow from financing activities	$4,183,687	$(10,739,142)

	December 31, 2010	December 31, 2011
Balance Sheet Data
Current assets	$20,199,357	$12,685,725
Total assets	$115,544,566	$111,410,645
Total liabilities	$88,124,340	$83,514,457
Long-term liabilities	$59,928,267	$54,553,114
Shareholders' equity	$27,420,226	$27,896,188

ITEM 7.	Management‘s Discussion and Analysis of Financial Condition and Results of Operations

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

This section should be read together with the Summary of Significant Accounting Policies included as Notes to the Consolidated Financial Statements included in the report.

Revenue Recognition

Revenue is recognized based on the following four criteria:

(I)     The amount of revenue can be measured reliably;

(II)    It is probable that the economic benefits will flow to the Company;

(III)   The stage of completion at the balance sheet date can be measured reliably;

(IV)   The costs incurred, or to be incurred can be measured reliably.

Revenues are generated from dry bulk shipping and chartering brokerage services. Dry bulk shipping revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the ship leaves the port and is deemed to end upon the completion of discharge of the current cargo, Chartering brokerage service revenues are recognized when the ship leaves port.

Under dry bulk shipping, voyage expenses such as bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under charter brokerage services, such voyage costs are paid by the Company's customers. All voyage and vessel operating expenses are expensed as incurred on an accrual basis.

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

As of December 31, 2011, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at December 31, 2011 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debt to the Company.

Results of Operations for the Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010 (in U.S. dollars, except otherwise as indicated)

	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Sales revenue	60,761,987	100.0%	59,153,749	100.0%	1,608,238	2.7%
Vessel operating costs	48,171,113	79.3%	45,996,015	77.8%	2,175,098	4.7%
Depreciation and amortization	7,332,780	12.1%	6,460,028	10.9%	872,752	13.5%
General and administrative	2,353,074	3.9%	2,463,641	4.2%	(110,567)	(4.5)%
Selling expenses	346,537	0.6%	363,203	0.6%	(16,666)	(4.6)%
Interest expenses	2,852,284	4.7%	993,857	1.7%	1,858,427	187.0%
Other expenses	526,832	0.9%	109,696	0.2%	417,136	380.3%
Income (loss) from continuing operations	(820,633)	(1.4)%	2,767,309	4.7%	(3,587,942)	(129.7)%
Gain from disposition of discontinued operations	4,216,285	6.9%	-	0.0%	4,216,285	100.0%
Income (loss) from discontinued operations, net	(338,889)	(0.6)%	374,572	0.6%	(713,461)	(190.5)%
Net income	3,056,763	5.0%	3,141,881	5.3%	(85,118)	(2.7)%

Weighted average shares outstanding, basic and diluted	195,000,000		195,000,000		-	-
Net income per share, basic and diluted	0.02		0.02		-	-

Sales Revenue

Our revenues are derived from the operation of dry bulking shipping services and chartering brokerage services.  Of the total revenues, dry bulk shipping and chartering brokerage contributed 51% and 49% for the year ended December 31, 2011, respectively, compared with 53% and 47% for the year ended December 31, 2010, respectively.

For the year ended December 31, 2011, total revenues increased by approximately $1.6 million, or 2.7%, to $60.8 million from $59.2 million for the year ended December 31, 2010. This increase mainly resulted from the strong performance of our chartering brokerage segment which increased by $2.0 million in revenues, or 7%, offset by slightly decreased revenue generated from the dry bulk shipping segment of $0.4 million, or 1%, which was due to the weak global economic environment, especially the downturn in shipping industry during the period. The average Baltic Dry Index (BDI), a leading indicator of the global dry bulk shipping market, declined by approximately 44% for the year ended December 31, 2011 compared with the year ended December 31, 2010. The decline evidenced the challenging business environment.

Vessel Operating Costs

Vessel operating costs included mainly fuel costs, port fees, commissions and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in our chartering brokerage business. For the year ended December 31, 2011, vessel operating costs increased by $2.2 million, or 4.7%, to $48.2 million, compared with $46.0 million for the year ended December 31, 2010. This increase was partially in line with our increased revenues but also attributed to the 40% increases in the marine gas oil and intermediate fuel oil rates which resulted in a significant increase in fuel costs. Fuel costs are a main component in vessel operating costs, which have historically represented over 80% of total vessel operating costs.

Depreciation and Amortization

For the year ended December 31, 2011, depreciation of vessels increased by approximately $1.5 million, or 57.7%, to $4.1 million from $2.6 million for the year ended December 31, 2010. This increase is primarily due to the delivery of two new larger vessels in January and May 2011, slightly offset by the net effect from the disposition of three old small vessels. The amortization of deferred dry dock fees decreased by $0.3 million, or 8.4%, for the year ended December 31, 2011 to $3.0 million from $3.5 million for the year ended December 31, 2010. This decrease was primarily attributable to the certain vessels that have changed their flag registrations to jurisdictions which have fewer dry dock requirements.

General and Administrative

General and administrative expenses, which included mainly wages, travel expenses, public relations, office leasing and professional service fees, decreased by approximately $0.1 million, or 4.5%, to $2.4 million for the year ended December 31, 2011, from $2.5 million for the year ended December 31, 2010. This increase was primarily due to decreases in wages.

Selling Expenses

Selling expenses consisted of commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the year ended December 31, 2011, selling expenses decreased by $0.02 million, or 4.6%, to $0.35 million. The decrease was due to the fact that commission-based new businesses were promoted less in 2011 as compared to 2010.

Interest Expenses

Interest expenses increased significantly by approximately $1.9 million, or 187.0%, to $2.9 million for the year ended December 31, 2011, compared with approximately $1.0 million for the year ended December 31, 2010. This increase is primarily due to the complete drawdown of our $37 million loan facility and two long-term notes payable totaling $14,450,000 which had been initiated for the purchase of the vessels Fon Tai and Rui Lee in late May 2010. The loan facility and the long-term notes payable resulted in an interest expense increase of $2 million for the year ended December 31, 2011 compared with the year ended December 31, 2010.

Other Expenses

Other expenses were $0.5 million for the year ended December 31, 2011, compared with $0.1 million for the year ended December 31, 2010. This reflected an accumulated effect on our miscellaneous transactions.

Income (Loss) from Continuing Operations

Loss from continuing operations was $0.8 million for the year ended December 31, 2011, compared with income from continuing operations of $2.8 million for the year ended December 31, 2010. This decrease of $3.6 million, or 129.7%, was primarily attributable to an increase in vessel operating costs as well as interest and depreciation expenses which resulted from the delivery of two new vessels during the first half year of 2011, offset by increased revenues.

Gain from Disposition of Discontinued Operations

During the year ended December 31, 2011, we disposed of three old vessels. The net proceeds were recognized as a gain from the disposition of discontinued operations in the amount of $4.2 million for the year ended December 31, 2011.

Income (Loss) from Discontinued Operations

We incurred a loss from discontinued operations of $0.3 million and income of $0.4 million for the year ended December 31, 2011 and 2010, respectively, which consisted of discontinued operations of our former VIEs (DWIS, DWIL and DSON) during the period of January 1, 2011 to February 16, 2011 and discontinued operations of the three old vessels for the year ended December 31, 2011. For the year ended December 31, 2011, we incurred a loss of $0.06 million and $0.3 million from discontinued operations of our former VIEs and the three disposed vessels, respectively. For the comparable periods, we incurred a loss of $1.1 million and a gain of $1.1 million from the discontinued operations of the VIEs and the three vessels, respectively.

Net Income

For the year ended December 31, 2011, net income decreased by approximately $0.09 million, or 2.7%, to $3.06 million from $3.14 million for the year ended December 31, 2010. This decrease was primarily attributable to a decrease in income from continuing operations of $4.0 million, offset by an increase in gain from disposition of discontinued operations of $4.2 million for the comparable periods.

As a percentage of revenue, net income was 5.0% compared with 5.3% for the year ended December 31, 2011 and 2010, respectively. Behind the consistent and reasonably fluctuated net income level in two years was the significant decreases in income from continuing operations, which reflected the continuing volatility in the global shipping market, offset by the gain from disposition of three old vessels which were attained at low cost and sold at favorable prices.

Net Income Per Share

For both basic and diluted shares, net income per share remained at $0.02 per share for the years ended December 31, 2011 and 2010.  There was no change to the weighted average of the shares for the comparable years.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of approximately $16.3 million at December 31, 2011 as compared to a working capital deficit of approximately $8.0 million at December 31, 2010. This deficit is principally attributable to cash payments of $8.7 million to purchase the two new vessels.

Since the onset of the global financial crisis in late 2008, the shipping industry has undergone a downturn and the Company has faced various challenges in the shipping market. To improve the Company’s operations, we have developed expanding market strategies of utilizing new vessels and chartering more time charter businesses. We have also initiated cost control strategies of cutting vessel management costs as well as general management costs to improve profitability. With these efforts, our revenues increased 2.4% and we outperformed the average BDI, the well-known indicator of dry bulk shipping market which declined 44% for the comparable periods. We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We have also negotiated (and continue to negotiate) with our vendors to extend our credit terms.

In January and May 2011, two new vessels were placed into operation. We believe these new vessels will continue to contribute to our revenues and improve our cash flows.

On February 16, 2011, we disposed of our former VIEs (DWIS, DWIL and DSON). Upon the disposition, we focused on our core business and our operations improved. We believe our operations will continue to improve as those disposed entities were operating at a loss.

For the year ended December 31, 2011, we disposed of three old vessels. We received $8.4 million net cash proceeds from these dispositions.

To improve liquidity, the Company has maintained the commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans. We believe our working capital will increase and our liquidity will be improved. We also believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Activities

Net cash provided by operating activities was $4.5 million and $9.7 million for the year ended December 31, 2011 and 2010, respectively. The decline in cash flows from operating activities during fiscal 2011 as compared to fiscal 2010 is principally due to our weak results from continuing operations, increased inventory levels and increases in receivables, offset by increases in advances from customers and a payable to a ship builder.

Investing Activities

Net cash used in investing activities was $3.2 million and $4.9 million for the year ended December 31, 2011and 2010, respectively. For the year ended December 31, 2011, we invested $8.7 million in cash by purchasing new vessels and spent $2.8 million in cash in connection with the disposition of our VIEs. Meanwhile, we received $8.4 million in net proceeds from the disposition of three vessels. For the year ended December 31, 2010, $4.8 million in cash was used for the construction of the new vessels.

Financing Activities

Net cash used in our financing activities was $10.7 million for the year ended December 31, 2011. This amount was attributable to repayments of long-term loans, long-term notes payable and to related parties of $5.9 million, $3.0 million and $1.8 million, respectively.

For the year ended December 31, 2010, net cash provided by financing activities was $4.2 million and was mainly attributable to the proceeds from long-term loans and advances from related parties of $5.7 million and $3.3 million, respectively, offset by repayments of long-term loans and long-term notes payable of $4.1 million and $1.1 million, respectively.

Capital Expenditures

We intend to make major capital expenditures in connection with the expansion of our fleet capacity, although the Company does not currently have any written purchase contracts. We will expend some capital on expanding bareboat charting and long-term chartering business. Other major capital expenditures will consist of funding dry dockings of our fleet to preserve the quality of our vessels and funding to comply with international shipping standards and environmental laws and regulations during the next 12 months.

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

Material Commitments/Tabular Disclosure of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term loans obligations	46,229,419	5,923,066	10,034,552	10,034,552	20,237,249
Long-term notes payable obligations	14,377,770	3,827,500	6,820,544	3,729,726	-
Non-cancelable leases obligations	89,665	69,979	19,686	-	-

Off-Balance Sheet Arrangements

None.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities. As of December 31, 2011, the Company’s debt consisted of $46,229,419 in long-term loans at various margin above the LIBOR. For the year ended December 31, 2011, actual interest rates on the outstanding long-term loans ranged from 2.05% to 2.44% and the weighted average interest rate was 2.17%.

Foreign Currency and Exchange Rate Risk

The shipping industry’s functional currency is the U.S. dollar. The Company generates a majority of its revenues in U.S. dollars. The majority of the Company’s operating expenses are in U.S. dollars, and the majority of the Company’s investing and all of its financing activities are in U.S. dollars. The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its operating, investing and financing activities. For the year ended December 31, 2011, the exchange rate for Renminbi against the U.S. dollar was in the region of RMB6.3108 to RMB6.6286 against USD1.00. The average translation rate was RMB6.4544 against USD1.00.

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Winland Ocean Shipping Corp.

Texas, USA

We have audited the accompanying consolidated balance sheets of Winland Ocean Shipping Corp. and its Subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winland Ocean Shipping Corp. and its Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2012

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$3,297,032	$12,691,496
Accounts receivable	821,983	2,461,335
Inventories	3,161,397	1,771,838
Prepayments	525,179	964,152
Other receivables and other assets	890,844	887,081
Due from related parties	3,989,290	1,423,455
Total current assets	12,685,725	20,199,357

Vessels, net	94,634,999	39,476,824
Vessels under construction	-	47,700,567
Fixed assets, net	9,218	136,270
Deferred dry dock fees, net	4,080,703	8,027,857
Deferred tax assets	-	34
Other intangible assets	-	3,657
Total long-term assets	98,724,920	95,345,209

TOTAL ASSETS	$111,410,645	$115,544,566

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2011	December 31, 2010
CURRENT LIABILITIES
Accounts payable	$8,768,479	$8,062,374
Short-term bank loan	-	1,512,450
Current portion of long-term loans	5,923,066	6,627,576
Current portion of long-term notes payable, net of discount of $331,517 and $589,740 at December 31, 2011 and 2010, respectively	3,827,500	2,906,832
Advance from customers	578,952	947,442
Payroll payable	1,467,315	1,401,048
Payable to ship builder	1,900,000	-
Due to related parties	4,393,605	3,658,379
Taxes payable	-	39,743
Deferred revenue	-	175,501
Other current and accrued liabilities	2,102,426	2,864,728
Total current liabilities	28,961,343	28,196,073

LONG-TERM LIABILITIES
Long-term loans	40,306,353	40,031,919

Long-term notes payable (including related parties), net of discount of $676,561 and $817,430 at December 31, 2011 and 2010, respectively	10,550,270	17,046,348

Payable to ship builder	3,696,491	2,850,000
Total long-term liabilities	54,553,114	59,928,267

TOTAL LIABILITIES	83,514,457	88,124,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 per share; 400,000,000 shares authorized, 195,000,000 shares issued and outstanding	195,000	195,000
Additional paid-in capital	1,595,276	3,257,966
Accumulated other comprehensive income	1,383	919,494
Retained earnings	26,104,529	23,047,766
Total Shareholders’ Equity	27,896,188	27,420,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,410,645	$115,544,566

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the Years Ended December 31,
	2011	2010
SALES REVENUE	$60,761,987	$59,153,749
COST AND EXPENSES
Vessel operating costs	48,171,113	45,996,015
Depreciation and amortization	7,332,780	6,460,028
General and administrative	2,353,074	2,463,641
Selling expenses	346,537	363,203
TOTAL COST AND EXPENSES	58,203,504	55,282,887

OTHER EXPENSES
Interest expenses	2,852,284	993,857
Other expenses	526,832	109,696

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(820,633)	2,767,309
INCOME TAX EXPENSE	-	-
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$(820,633)	$2,767,309

DISCONTINUED OPERATIONS
Gain from disposition of discontinued operations	4,216,285	-

Income (Loss) from discontinued operations, net	(338,889)	374,572
INCOME FROM DISCONTINUED OPERATIONS, NET	3,877,396	374,572

NET INCOME	$3,056,763	$3,141,881

OTHER COMPRHENSIVE INCOME

Foreign currency translation gain	(918,111)	202,689
COMPREHENSIVE INCOME	$2,138,652	$3,344,570

Weighted average shares, basic and diluted	195,000,000	195,000,000

Net income per share, basic and diluted
Income from continuing operations	$(0.00)	$0.02

Income from discontinued operations, net	$0.02	$0.00
Net income	$0.02	$0.02

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

						Accumulated
					Additional	Other
		Preferred		Common	Paid-In	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Capital	Income	Earnings	Total
BALANCE AT JANUARY 1, 2010	-	$-	195,000,000	$195,000	$3,257,966	$716,805	$19,905,885	$24,075,656

Foreign currency translation gain	-	-	-	-	-	202,689	-	202,689

Net income	-	-	-	-	-	-	3,141,881	3,141,881

BALANCE AT JANUARY 1, 2011	-	$-	195,000,000	$195,000	$3,257,966	$919,494	$23,047,766	$27,420,226

Transfer assets between entities under common control					(1,662,690)	(918,111)		(2,580,801)

Net income	-	-	-	-	-	-	3,056,763	3,056,763

BALANCE AT DECEMBER 31, 2011	-	$-	195,000,000	$195,000	$1,595,276	$1,383	$26,104,529	$27,896,188

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	3,056,763	3,141,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,139,210	2,972,752
Amortization of deferred dry dock fees	3,011,448	3,487,276
Discount on long-term notes payable	399,092	693,012
Gain on disposition of discontinued operations	(4,216,285)	-
Loss on disposal of fixed assets	-	6,038
Deferred taxes	34	354
Vessel impairment loss	-	297,420
Changes in operating assets and liabilities net of effects of discontinued operations:
Accounts receivable	(1,558,972)	(579,751)
Inventories	(1,567,380)	67,308
Prepayments	(146,364)	(276,035)
Other receivables and other assets	(3,511,535)	(204,072)
Deferred revenue	(175,501)	15,813
Deferred dry dock fees	(2,100,183)	(2,203,486)
Accounts payable	1,185,123	1,168,512
Advance from customers	2,629,669	154,108
Accrued expenses	462,954	497,084
Taxes payable	(33,871)	(11,507)
Other current and accrued liabilities	133,495	489,115
Payable to ship builder	2,746,491	-
CASH PROVIDED BY OPERATING ACTIVITIES	4,454,188	9,715,822

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of vessels	(8,717,554)	-
Payment for vessels under construction	-	(4,800,567)
Purchase of fixed assets	-	(64,897)
Proceeds from disposition of discontinued operation, net	8,383,584	-
Transfer of assets between entities under common control	(2,822,991)	-
CASH USED IN INVESTING ACTIVITIES	(3,156,961)	(4,865,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	-	342,380
Repayments of long-term loans	(5,895,770)	(4,128,948)
Proceeds from long-term loans	-	5,700,000
Repayments of long-term notes payable	(3,012,763)	(1,057,405)
Advance from/(repayments to) related parties	(1,830,609)	3,327,660
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,739,142)	4,183,687
Effect of exchange rate changes on cash and cash equivalents	47,451	126,727

NET INCREASE (DECREASE) IN CASH	(9,394,464)	9,160,772

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$12,691,496	$3,530,724

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,297,032	$12,691,496

Supplementary Disclosures for Cash Flow Information:

Income taxes paid	$37,456	$62,379

Interest paid	$2,611,881	$2,067,577

NON-CASH INVESTING AND FINANCING ACTIVITIES
Payments for vessels facilitated through proceeds from long-term loans	$5,700,000	$25,600,000
Payments for vessels facilitated through notes payable	$-	$14,450,000

See accompanying notes to the consolidated financial statements

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Trip Tech, Inc. (“Trip Tech”) was incorporated under the laws of Texas on November 17, 2006. On September 23, 2008, Trip Tech changed its name to Winland Online Shipping Holdings Corporation. On March 22, 2011, Winland Online Shipping Holdings Corporation changed its name to Winland Ocean Shipping Corporation (“WLOL” and together with WLOL’s subsidiaries, the “Company”).

On August 12, 2008, WLOL entered into a share exchange agreement with SkyAce Group Limited (“SkyAce”) and Pioneer Creation Holdings Limited (“PCH”). PCH is the sole shareholder of SkyAce. As a result of the share exchange, WLOL acquired all of the issued and outstanding securities of SkyAce from PCH in exchange for 115,387,500 newly-issued shares of WLOL’s common stock, par value $0.001 per share and 1,000,000 shares of Series A preferred stock, which such preferred shares would be converted into 45,000,000 shares of common stock upon WLOL amending its Articles of Incorporation to sufficiently increase the number of authorized shares of common stock in order to effect such issuance. SkyAce became a wholly-owned subsidiary of WLOL. At the time of the merger, WLOL had 34,612,500 shares of common stock. On September 23, 2008, the authorized shares were increased to 200,000,000 shares. On Octobers 23, 2008, 1,000,000 shares of preferred stock, par value of $0.001 were converted into 45,000,000 shares of common stock. As a result, the total outstanding shares of common stock increased to 195,000,000, and PCH owned 82.25% of the voting capital stock of WLOL.

On February 16, 2011, the Company terminated the technical service agreements with Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”), Dalian Winland International Logistic Co., Ltd. (“DWIL”) and Dalian Shipping Online Network Co., Ltd. (“DSON”). The operating results of DWIS, DWIL and DSON have been presented as discontinued operations for the years ended December 31, 2011 and 2010. See Note 13.

On March 28, 2011, the Company declared to (i) effect a 1.5-for-1 forward stock split of the Company’s common stock; and (ii) increase the number of authorized shares of common stock from 200,000,000 shares to 400,000,000 shares. As a result, all the amounts in the accompanying consolidated financial statements have been restated to give effect to the 1.5-for-1 forward stock split.

The Company sold three vessels named Win Glory, Win Star and Bodar to unrelated parties on August 6, August 16 and September 30, 2011, respectively. The operating results of these vessels have been presented as discontinued operations for the years ended December 31, 2011 and 2010. See Note 13.

The Company is mainly engaged in ocean transportation of dry bulk cargo worldwide through the ownership and operation of dry bulk vessels and chartering brokerage services.

2.     LIQUIDITY

The Company had a working capital deficit of $16,275,618 and $7,996,716 as of December 31, 2011 and 2010, respectively. To improve liquidity, the Company obtained written commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying consolidated financial statements of Winland Ocean Shipping Corporation and subsidiaries have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”) and pursuant to the requirements for reporting on Form 10-K. The Company’s functional and reporting currency is the United States Dollar (“$”).

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Reclassification

Amounts in the consolidated financial statements for the year ended December 31, 2010 were reclassified to conform to the presentation used in the year ended December 31, 2011. See Note 13, Discontinued Operations, for a discussion relating these reclassifications.

(c) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WLOL and its subsidiaries as of December 31, 2011 as follows:

I. Subsidiaries and Holding Companies:

a)	SkyAce is a wholly-owned subsidiary of WLOL and incorporated under the law of British Virgin islands (“BVI”).

b)	Plentimillion Group Limited (“PGL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

c)	Best Summit Enterprise Limited (“BSL”) is a wholly-owned subsidiary of SkyAce and incorporated in BVI.

d)	Hong Kong Wallis Development Limited (“Wallis”) is registered in Hong Kong and is a wholly-owned subsidiary of BSL.

e)	Beijing Huate Xingye Technology Limited (“Huate”) is registered in PRC on March 18, 2008 and is a wholly-owned subsidiary of Wallis.

II. Subsidiaries of PGL - Businesses in dry bulk shipping and chartering brokerage:

f)	Winland Shipping Co., Limited, is registered in Hong Kong.

g)	Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong,

h)	Treasure Way Shipping Limited is incorporated and registered in Hong Kong.

i)	Win Eagle Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

j)	Win Ever Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

k)	Win Bright Shipping Co., Limited, is incorporated and registered in Valletta, Malta.

l)	Kinki International Industrial Limited is registered in Hong Kong, managing chartering brokerage business of vessels.

m)	Bestline Shipping Limited is registered in Hong Kong, managing chartering brokerage business of vessels.

n)	Lancrusier Development Co., Limited is registered in Hong Kong, management and accounting of the above companies.

o)	Win Grace Shipping Co., Limited is incorporated and registered in Malta.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Principles of Consolidation (Continued)

II. Wholly owned subsidiaries of PGL - Businesses in dry bulk shipping and chartering brokerage (continued):

p)	Win Hope Shipping Co., Limited is incorporated and registered in Malta.

q)	Win Moony Shipping Co., Limited is incorporated and registered in Malta.

r)	Bodar Shipping S.A. is incorporated and registered in Panama.

s)	Win Moony Shipping S.A. is incorporated and registered in Panama.

t)	Bao Shun Shipping S.A. is incorporated and registered in Panama.

u)	Winland International Shipping Co., Limited is incorporated and registered in Hong Kong.

v)	Kin Ki International Industrial Limited is incorporated and registered in BVI.

w)	Fon Tai Shipping Co., Limited is incorporated and registered in Hong Kong.

x)	Won Lee Shipping Co., Limited is incorporated and registered in Hong Kong.

y)	Win Ever Shipping S.A. is incorporated and registered in Panama.

z)	Win Bright Shipping S.A. is incorporated and registered in Panama.

Inter-company accounts and transactions have been eliminated in consolidation.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)  Concentrations

The Company’s major customers who accounted for the following percentages of total revenues are as follows:

	Revenues
	For The Year Ended	For The Year Ended
Major Customers	December 31, 2011	December 31, 2010
G U SHIPPING PTE LTD.	25.2%	27.3%
MARUBENI TETSUGEN CO., LTD.	4.2%	4.5%
VITERRA ASIA PTE LTD.	3.8%	0.0%
STX PANOCEAN CO., LTD.	2.3%	9.7%
STEMCOR S.E.A PTE LTD., SINGAPORE	2.3%	2.9%

The Company’s major oil suppliers who accounted for the following percentages of total oil purchases are as follows:

	Oil Purchases
	For The Year Ended	For The Year Ended
Major Suppliers	December 31, 2011	December 31, 2010
SEABRIDGE BUNKERING PTE LTD.	15.1%	5.9%
A/S DAN-BUNKERING LTD.	14.9%	20.8%
INTERNATIONAL BUNKER SERVICES K.K.(IBS)	8.8%	0.0%
CHIMBUSCO PAN NATION PETRO-CHEMICAL CO., LTD.	8.7%	8.8%
BOMIN BUNKER OIL LTD.	8.3%	0.0%

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)  Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of vessels; the allowance for doubtful accounts; the fair value determination of financial and equity instruments; the recoverability of intangible asset and property, plant and equipment; and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(f)  Fair Value of Financial Instruments

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

The carrying amounts of other financial assets and liabilities, such as accounts receivable, prepayments, other receivables and other assets, due from related parties, accounts payable, current portion of long-term bank loans and notes payable, advance from customers, payroll payable, payable to ship builder, due to related parties and other payables and accrued liabilities approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term bank loans and notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loans and notes payable was not significantly different from the carrying value at December 31, 2011.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)  Inventories

Inventories of the Company are composed of fuel oil and diesel oil. Inventories are stated at the lower of cost or net realizable value (market value). The cost is determined on the basis of weighted average. Net realizable value is based on estimated selling prices less any further costs expected to be incurred for disposal.

(h)  Accounts Receivable

Accounts receivable include receivables from shippers and ship owners, net of a provision for doubtful accounts. At each balance sheet date, potentially uncollectible accounts are assessed individually for purposes of determining the appropriate provision for doubtful accounts. At December 31, 2011 and 2010, the Company has no allowance for doubtful accounts.

(i)  Vessels and Depreciation Policy

Vessels are carried at cost less accumulated depreciation and impairment losses. Vessels are stated as cost which consists of the contract price of the directly purchased vessels or present value of minimum lease payments for the vessels acquired by capital lease, and any direct expenditure incurred upon acquisition for major improvements and delivery.

Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated residual value. The residual values were 10% and 15% of the purchase prices for second-hand vessels and self-constructed vessels, respectively. Management estimates the useful lives of the vessels to be 25 years from the date of initial delivery of each vessel from the shipyard to the owner. As for second- hand vessels, the Company specified the depreciation periods by deducting the periods used before purchase from 25 years.

The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Expenditures for routine maintenance and repairs are expensed as incurred.

(j) Vessels Under Construction

Vessels under construction are stated at cost. They are not depreciated until the vessels are completed and ready for use. Interest and finance costs relating to vessels, barges and other equipment under construction are capitalized to properly reflect the cost of assets acquired. The capitalized interest as part of vessels and vessels under construction was $344,757 and $942,823 for the years ended December 31, 2011 and 2010, respectively.

(k) Fixed Assets

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

Fixed assets depreciation expense for the years ended December 31, 2011 and 2010 was $6,352 and $83,582, respectively.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Dry Dock Fees

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

(m) Impairment of Long-Lived Assets

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

In 2010, the Company assessed the recoverability of the carrying value of vessel Andong, the vessel of DWIL, a former VIE of the Company, which resulted in an impairment loss of $297,420. The loss reflects the amount by which the carrying value of the vessel exceeds its estimated fair value determined by its discounted future cash flows. The impairment loss is recorded as a component of costs and expenses in the income from discontinued operations in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2010. The operating results of the VIEs are reclassified in the discontinued operations for all periods presented. See Note 13 “Discontinued Operations” for a discussion relating to these reclassifications.

(n) Revenue Recognition

Revenue is recognized based on the following four criteria:

(I)	The amount of revenue can be measured reliably;

(II)	It is probable that the economic benefits will flow to the Company;

(III)	The stage of completion at the balance sheet date can be measured reliably;

(IV)	The costs incurred, or to be incurred can be measured reliably.

Revenues are generated from dry bulk shipping and chartering brokerage services. Dry bulk shipping revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the ship leaving the port and is deemed to end upon the completion of discharge of the current cargo. Chartering brokerage service revenues are recognized when the ship leaves the port.

Under dry bulk shipping, voyage expenses such as bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company, whereas under charter brokerage services, such voyage costs are paid by the Company's customers. All voyage and vessel operating expenses are expensed as incurred on an accrual basis.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the years ended December 31, 2011 and 2010.

(p) Comprehensive Income

The assets and liabilities of the Company’s PRC subsidiary, Huate, are translated into United States dollars at currency exchange rates in effect at period-end and revenues and expenses are translated at average rates in effect for the period. Gains and losses resulting from the translation of Huate’s financial statements are included in comprehensive income.

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

(q) Reporting Segments

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

Dry Bulk Shipping Service – The dry bulk shipping service segment operates a fleet of twelve vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 51% and 53% of the combined operating revenues for the years ended December 31, 2011 and 2010, respectively.

Chartering Brokerage Service – The chartering brokerage service segment provides ship chartering services for shipping companies and shippers. The segment contributed 49% and 47% of the combined operating revenues for the years ended December 31, 2011 and 2010, respectively.

(r) New Accounting Pronouncements

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

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) New Accounting Pronouncements (Continued)

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

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

4.   VESSELS

The Company’s current fleet consists of eleven and thirteen vessels as bulk carriers as of December 31, 2011 and 2010, respectively.

The vessels of the Company consist of the following:

		December 31, 2011	December 31, 2010
At cost:
Win Hope		$2,679,285	$2,679,285
Win Ever		1,737,966	1,737,966
Win Bright		1,739,258	1,739,258
Win Eagle		3,560,852	3,560,852
Win Glory	(a)	-	2,503,697
Win Grace		3,677,861	3,677,861
Win Moony		3,682,178	3,682,178
Win Star	(a)	-	3,336,600
Winland Dalian		18,243,139	18,243,139
Win Honey		4,500,000	4,500,000
Bodar	(a)	-	4,985,441
Andong	(b)	-	2,760,221
Baoshun		20,881,125	20,881,125
Fon Tai	(c)	30,986,337	-
Rui Lee	(c)	31,126,584	-
		$122,814,585	$74,287,623

		December 31, 2011	December 31, 2010
Less: Accumulated depreciation
Win Hope		$2,411,356	$2,250,597
Win Ever		1,564,169	1,564,169
Win Bright		1,565,332	1,565,332
Win Eagle		3,204,767	3,204,767
Win Glory	(a)	-	2,253,328
Win Grace		3,310,075	3,310,075
Win Moony		3,313,961	3,313,961
Win Star	(a)	-	3,002,940
Winland Dalian		6,932,393	5,837,805
Win Honey		2,029,219	1,776,094
Bodar	(a)	-	4,486,897
Andong	(b)	-	986,373
Baoshun		2,265,229	1,258,461
Fon Tai	(c)	965,741	-
Rui Lee	(c)	617,344	-
		$28,179,586	$34,810,799
Vessels, net		$94,634,999	$39,476,824

Vessel depreciation expenses recorded in the continuing operations for the years ended December 31, 2011 and 2010 were $4,098,324 and $2,595,616, respectively. Vessel depreciation expenses recorded in the discontinued operations for the years ended December 31, 2011 and 2010 were $34,534 and $293,554, respectively.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

4.    VESSELS (CONTINUED)

(a)	The Company sold Win Glory, Win Star and Bodar to unrelated party buyers on August 6, 2011, August 16, 2011 and September 30, 2011, respectively. See Note 13.

(b)	An impairment loss of $297,420 for the vessel Andong was recognized for the year ended December 31, 2010. Andong was disposed of with the VIEs on February 16, 2011. The impairment loss was recorded in the income from discontinued operations for the year ended December 31, 2010.

(c)	The construction of Fon Tai (HT073) and Rui Lee (HT074) were completed and delivered to the Company on January 10, 2011 and May 5, 2011, respectively.

The Company pledged the following vessels as collateral against long-term loans (see also Note 9):

Net Book Value	December 31, 2011	December 31, 2010
Winland Dalian	$11,310,746	$12,405,334
Win Honey	2,470,781	2,723,906
Baoshun	18,615,896	19,622,664
Fon Tai	30,020,596	-
Rui Lee	30,509,239	-
Total	$92,927,258	$34,751,904

Insurance Costs:

There are four kinds of marine insurance which insure the Company’s vessels and shipping business as follows:

	Premium Expense
Insurance	For The Years Ended December 31,
	2011	2010
Hull insurance	$1,000,335	$1,065,565
Protection & indemnity insurance	1,151,170	1,100,599
Freight demurrage and defense insurance	110,791	108,532
Delay insurance	60,926	88,584
Total	$2,323,222	$2,363,280

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the consolidated statements of income and comprehensive income for the years ended December 31, 2011 and 2010. Premium expenses were $2,323,222 and $2,363,280 for the years ended December 31, 2011 and 2010, respectively. The prepayment for insurance was $89,860 and $0 as of December 31, 2011 and 2010, respectively.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

5.    VESSELS UNDER CONSTRUCTION

The Company entered into an agreement on May 20, 2010 to transfer two novation agreements dated August 15, 2009 with reference made to two ship building contracts previously executed on December 6, 2006 between a third party and the ship builder for the construction of vessels HT073 and HT074. The contract amount of $29,950,000 for each vessel included the ship building contract price of $28,500,000 due to the ship yard and a contract transfer fee of $1,450,000 due to Rich Forth Investment Limited (“Rich”), a related party which is controlled by a relative of the Chairman of the Company. The contract transfer fees reimbursed Rich for costs incurred in connection with building the ships, including a finder’s fee and interest that Rich paid to third parties for amounts borrowed to pay the finder’s fee. The amounts shown in the accompanying consolidated balance sheets include milestone installments related to the ship building contract term, contract transfer fees, other direct costs incurred during the construction periods, and capitalized interest, all of which are capitalized to properly reflect the cost of assets acquired and not depreciated until the vessels are completed and ready for use. Vessels under construction as of December 31, 2010 consist of the following:

Vessel	Contract	Construction	Other	Finder’s	Capitalized
Name	Amount	Costs	Direct Costs	Fees	Interest	Total
HT073	$29,950,000	$28,500,000	$648,503	$1,425,000	$512,628	$31,086,131
HT074	$29,950,000	$14,250,000	$509,241	$1,425,000	$430,195	$16,614,436
Total	$59,900,000	$42,750,000	$1,157,744	$2,850,000	$942,823	$47,700,567

 Fon Tai (HT073) and Rui Lee (HT074) were subsequently delivered to the Company on January 10, 2011 and May 5, 2011, respectively.

6.    DEFERRED DRY DOCK FEES

Deferred dry dock fees consisted of the following:

	December 31, 2011	December 31, 2010
Cost	$9,978,081	$15,800,781
Less: Accumulated amortization	5,897,378	7,772,924
Deferred dry dock fees, net	$4,080,703	$8,027,857

Amortization expense for the next five years and thereafter is as follows:

Periods Ended December 31,	Amount
2012	$1,446,427
2013	1,057,842
2014	725,027
2015	500,503
2016	350,904
Total	$4,080,703

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

6.    DEFERRED DRY DOCK FEES (CONTINUED)

The roll-forward of the beginning and ending balance of deferred dry dock fees consisted of the following:

	December 31, 2011	December 31, 2010
Beginning balance	$8,027,857	$9,311,647
Addition of deferrals	2,100,183	2,203,486
Less: Amortization expense recorded in discontinued operations	(990,654)	(1,762,384)
Less: Disposition of discontinued operations	(3,035,889)	-
Less: Amortization expense	(2,020,794)	(1,724,892)
Deferred dry dock fees, net	$4,080,703	$8,027,857

The Company’s vessels are required to be drydocked approximately every 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Cost deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard, cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise, and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. Amortization expense for dry docking for the years ended December 31, 2011 and 2010 was $3,011,448 and $3,487,276, respectively. All other costs incurred during drydocking are expensed as incurred.

7.    DUE FROM/TO RELATED PARTIES

Due from/to related parties consisted of the following:

(I) Due From Related Parties		December 31, 2011	December 31, 2010
Winland Container Lines Ltd.	a)	$3,708,466	$1,423,455
Dalian Winland Shipping Co., Ltd	b)		-
Dalian Winland Group Co., Ltd	c)	217,127	-
Dalian Master Well Ship Management Co., Ltd	d)	-	-
Winland Shipping Japan Co., Ltd	e)	63,697	-
Total due from related parties		$3,989,290	$1,423,455

(II) Due To Related Parties		December 31, 2011	December 31, 2010
Dalian Winland Shipping Co., Ltd	b)	$22,313	$42,495
Dalian Winland Group Co., Ltd	c)	-	2,063,948
Dalian Master Well Ship Management Co., Ltd	d)	216,200	28,824
Winland Shipping Japan Co., Ltd	e)	-	5,517
Rich Forth Investment Limited	f)	4,155,092	1,517,595
Total due to related parties		$4,393,605	$3,658,379

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

7.    DUE FROM/TO RELATED PARTIES (CONTINUED)

a)	Winland Container Lines Ltd. is controlled by relatives of the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the years ended December 31, 2011 and 2010, the Company recognized charter income for the vessel Winland Dalian of $0 and $153,507, respectively; and the Company recognized service revenues of $1,977,090 and $2,164,073, respectively. For the years ended December 31, 2011 and 2010, the Company paid $37,504,248 and $24,556,744 of expenses to ports, and received $36,061,231 and $26,572,089 of payments from ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balance at December 31, 2011 was interest-free, unsecured and was subsequently settled.

b)	Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. DWSC rented an office to the Company. The rental fees for the office of the Company were $44,362 and $44,194 for the years ended December 31, 2011 and 2010, respectively. The vessel management fees were $0 and $18,000 for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, on behalf of DWSC, the Company paid $0 and $2,234,843, and received $2,357 and $2,155,825, respectively. The outstanding balance at December 31, 2011 is interest-free, unsecured and has no fixed repayment term.

c)	Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $98,854 and $0 for years ended December 31, 2011 and December 31, 2010, respectively. Rent for vessel Andong was $9,400 and $0 for the years ended December 31, 2011 and 2010, respectively. The Company received delay compensation of $185,000 and $0 for years ended December 31, 2011 and December 31, 2010, respectively. The Company paid $16,207,499 and $6,440,547 on behalf of DWIG for the years ended December 31, 2011 and 2010, respectively. The Company collected $14,398,597 and $8,430,902 on behalf of DWIG for the years ended December 31, 2011 and 2010, respectively. The Company recognized interest expense of $0 and $92,200 for the years ended December 31, 2011 and 2010, respectively. The outstanding balance at December 31, 2011 is interest-free, unsecured and has no fixed repayment term.

d)	Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company and operates as the vessel management company for the Company. The vessel management fees for the years ended December 31, 2011 and 2010 were $265,800 and $232,200, respectively. The Company paid $0 and $217,116 on behalf of Dalian Master Well Ship Management Co., Ltd. for the years ended December 31, 2011 and 2010, respectively. The Company collected $0 and $6,540 on behalf of Dalian Master Well Ship Management Co., Ltd. for the years ended December 31, 2011 and 2010, respectively. The outstanding balance at December 31, 2011 is interest-free, unsecured, and has no fixed repayment term.

e)	Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $0 and $15,674 for the years ended December 31, 2011 and 2010, respectively. The Company paid $36,865 and $71,322 and received $44,514 and $47,951 on behalf of Winland Shipping Japan Co., Ltd. for the years ended December 31, 2011 and 2010, respectively. The outstanding balance at December 31, 2011 is interest-free, unsecured and has no fixed repayment term.

f)	Rich Forth Investment Limited is controlled by relatives of the Chairman and Chief Executive Officer of the Company and operates as a vessel management company for the Company. The vessel management fee was $44,100 and $52,200 for the years ended December 31, 2011 and 2010, respectively. The Company paid $11,470,939 and $416,679, and collected $13,616,168 and $1,651,015 for the years ended December 31, 2011 and 2010, respectively. The Company recognized interest expense for long-term notes payable of $948,945 and $231,160 for the years ended December 31, 2011 and 2010, respectively. The outstanding balance at December 31, 2011 is interest-free, unsecured and has no fixed repayment term. Also see Note 10 for long-term notes payable to related parties.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

8.     SHORT-TERM BANK LOAN

The Company’s VIE, DWIL, obtained a short-term bank loan from Dalian Bank for $1,512,450 on November 4, 2010. The loan principal is due October 21, 2011. The interest payment is due monthly at an annual interest rate of 7.784%. The loan is guaranteed by Dalian Guo Tou Investment Co., an unrelated party, and Dalian Winland Group Co., Ltd., a related party of the Company.

The results of operations of VIEs were presented separately as discontinued operations in the consolidated statements of income and comprehensive income for the years ended December 31, 2011 and 2010. See Note 13, Discontinued Operations, for a discussion relating these reclassifications.

9.    LONG-TERM LOANS

Long-term loans consist of the following:

	December 31,	December 31,
	2011	2010
Loans from Dialease Maritime S.A.:
Due on August 1, 2011, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (2.05% at December 31, 2011), secured by the vessel Winland Dalian (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from September 2005	$-	$1,407,792

Due on July 21, 2012, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (2.05% at December 31, 2011), secured by the vessel Win Honey (also see Note 4), assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006	408,290	1,108,298

Term of the loan is 7 years with interest at the 1-month JPY LIBOR plus 2.30% per annum (2.44% at December 31, 2011), monthly payment of principal is fixed at $109,773, initial payment on October 24, 2009, secured by the vessel Baoshun (also see Note 4)	11,526,129	12,843,405

Loan facility of $37,000,000 from China Merchants Bank:
Drawdown from the loan facilities due on September 21, 2012, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (2.08% at December 31, 2011). The principal payment is fixed at $497,500 quarterly, starting September 21, 2011, with final payment of $497,500 on May 5, 2021. The interest is accrued from June 29, 2010 and paid quarterly starting December 21, 2010 until the principal is paid. The loan is secured by the vessel Rui Lee, and guaranteed by the Chairman and the CEO of the Company (also see Note 4)	18,905,000	14,200,000

Drawdown from the loan facilities due on June 21, 2014, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (2.08% at December 31, 2011). The principal payment is fixed at $427,500 quarterly, starting March 21, 2011, with final payment of $427,500 due December 21, 2020. The interest is accrued from July 9, 2010 and paid quarterly starting December 21, 2010 until the principal payoff. The loan is secured by the vessel Fon Tai, and guaranteed by the Chairman and the CEO of the Company (also see Note 4)	15,390,000	17,100,000

Total long-term loans	46,229,419	46,659,495

Less: Current portion	5,923,066	6,627,576

Long-term portion	$40,306,353	$40,031,919

Interest expense for the years ended December 31, 2011 and 2010 was $897,218 and $429,761, respectively.

The interest on the loan facility which was used to build the vessels Fon Tai and Rui Lee was capitalized as part of vessels upon the vessel delivery. For the years ended December 31, 2011 and 2010, the interest capitalized to vessels was $111,102 and $179,520, respectively.

The repayment schedule for the principal amount of long-term loans is as follows:

Periods Ended December 31,	Amount
2012	$5,923,066
2013	5,017,276
2014	5,017,276
2015	5,017,276
2016	5,017,276
Thereafter	20,237,249
Total	$46,229,419

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10.    LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:

		December 31, 2011	December 31, 2010
Notes payable to unrelated party:
Sea Carrier Shipping Co., Ltd., net of discount of $1,008,078 and $1,407,170 at December 31, 2011 and December 31, 2010, respectively, due September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance	a)	$1,640,544	$2,541,441

Sea Carrier Shipping Co., Ltd., net of discount of $1,786,679 and $1,968,520 at December 31, 2011 and 2010, respectively, due March 31, 2016, fixed repayment of $3,718 per day, monthly payment due at the end of each month as amended on April 1, 2011	b)	3,269,863	3,850,000

Sea Carrier Shipping Co., Ltd., net of discount of $1,786,679 and $1,968,520 at December 31, 2011 and 2010, respectively, due March 31, 2016, fixed repayment of $3,718 per day, monthly payment due at the end of each month as amended on April 1, 2011	c)	3,269,863	3,850,000

Subtotal		8,180,270	10,241,441
Notes payable to related party:

Dalian Winland Shipping Co., Ltd., due July 19, 2012, at an interest rate of 5% per annum		-	1,148,131

Dalian Winland Group Co., Ltd., due July 19, 2012, at an interest rate of 5% per annum		-	1,813,608

Rich Forth Investment Limited, due March 31, 2016, at an interest rate of 5.841% on unpaid principal balance per annum, fixed quarterly $215,000 repayment of principal started June 2011, interest payment started June 1, 2010 as amended on April 1, 2011	f)	3,870,000	4,300,000

Rich Forth Investment Limited, due June 30, 2016, at an interest rate of 5.841% on unpaid principal balance per annum, fixed monthly $122,500 repayment of principal started Q3 2011, interest payment started June 1, 2010 as amended on April 1, 2011	g)	2,327,500	2,450,000
Subtotal		6,197,500	9,711,739

Total long-term notes payable		14,377,770	19,953,180
Less: Current portion		3,827,500	2,906,832

Long-term portion		$10,550,270	$17,046,348

The long-term note denoted a) was used to purchase the vessel Baoshun (see Note 4). The amortization of discount on this long-term note for the years ended December 31, 2011 and 2010 was $399,092 and $693,012, respectively.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10.    LONG-TERM NOTES PAYABLE (CONTINUED)

The long-term notes denoted b) and f) were used to build the vessel Fon Tai which was delivered on January 10, 2011. The interest on these long-term notes before the delivery was capitalized and expensed afterwards. For the year ended December 31, 2011, the capitalized interest on these long-term notes was $14,183, and expensed interest on these long-term notes was $784,955.

The long-term notes denoted c) and g) were used to build the vessel Rui Lee which was delivered on May 5, 2011. The interest on these long-term notes before the delivery was capitalized and expensed afterwards. For the year ended December 31, 2011, the capitalized interest on these long-term notes was $219,472, and expensed interest on these long-term notes was $481,555.

The repayment schedule for long-term notes payable is as follows:

Periods Ended December 31,	Amount
2012	$3,827,500
2013	3,490,000
2014	3,330,544
2015	2,890,000
2016	839,726
Total	$14,377,770

11.    PAYABLE TO SHIP BUILDER

Upon the vessel Fon Tai’s delivery on January 10, 2011, the balance of $2,850,000 payable to ship builder will be repaid annually in three equal installments of $950,000, starting from January 9, 2012.

Upon the vessel Rui Lee’s delivery on May 5, 2011, the balance of $2,850,000 payable to ship builder will be repaid annually in three equal installments of $950,000, starting from May 4, 2012.

As of December 31, 2011 and 2010, the current portion of the payable to ship builder was $1,900,000 and $0, respectively and the long-term portion of the payable to ship builder was $3,696,491 and $2,850,000, respectively.

12.    COMMITMENTS

Lease Commitments

The Company leases office space under operating leases. Lease expense was $68,547 and $215,296 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, future minimum payments required under non-cancelable leases are:

Periods Ended December 31,	Amount
2012	$69,979
2013	19,686
Total	$89,665

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13.    DISCONTINUED OPERATIONS

(a)     Disposition of VIEs

To comply with PRC laws and regulations, on March 18, 2008, the Company entered into exclusive technical service agreements (VIE agreements) with Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”), Dalian Winland International Logistics Co., Ltd. (“DWIL”), and Dalian Shipping Online Network Co., Ltd. (“DSON” or “Shipping Online”), each VIE of which is incorporated in the PRC, pursuant to which the Company provided technical and other services to DWIS, DWIL and DSON in exchange for substantially all net income of DWIS, DWIL and DSON. All voting rights of DWIS, DWIL and DSON were assigned to the Company, and the Company had the right to appoint all directors and senior management personnel of DWIS, DWIL and DSON. In addition, the shareholders of DWIS, DWIL and DSON had pledged their equity interests in DWIS, DWIL and DSON as collateral to the Company for the non-payment of the fees for technical and other services due to the Company.

On February 16, 2011, the Company voluntarily entered into a Termination of Services Agreement with such VIEs (DWIS, DWIL and DSON) and the stockholders of the VIEs, whereby it voluntarily disposed of its Online Services business by terminating its control of the VIEs. The stockholders of the VIEs paid the Company a termination fee of RMB1,000,000 ($151,319) as consideration. It was the Company’s management decision to dispose of the VIEs in light of the fact that it was in the best interests of the Company to focus on its core businesses of dry bulk shipping and charter brokerage services.

After the termination of services, the VIEs are ultimately 100% controlled by Mr. Li Hong Lin and Ms. Xue Ying, the Chairman and CEO, and the majority shareholder of the Company. Such disposition is considered a transfer of assets between entities under common control and the Company recorded the difference between the consideration given and the net assets of the VIEs of $2,752,567 from the transaction as a reduction of shareholders’ equity.

The consolidated balance sheets at December 31, 2010 and 2011 do not reflect the assets held for sale due to the fact that the decision to dispose of the VIEs occurred after December 31, 2010, and the disposition was completed prior to December 31, 2011. As there was no continuing cash flow from the disposed VIEs expected to be generated by the on-going entities, and the Company will not have significant continuing involvement in the operations of the disposed VIEs after February 16, 2011, the revenues and expenses related to the operations of the VIEs have been segregated from continuing operations and reported as discontinued operations for all periods in accordance with ASC 205-20 “Discontinued Operations”. The following are revenues, income from discontinued operations and loss on disposition of discontinued operations:

	For The Years Ended December 31,
	2011	2010
Revenue	$478,301	$4,492,967
Costs and expenses	541,413	5,179,676
Income tax expense	-	57,189
Loss from discontinued operations	$(63,112)	$(743,898)

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13.    DISCONTINUED OPERATIONS (CONTINUED)

The following represents the assets and liabilities of discontinued operations at the date of the disposition:

February 16, 2011
Assets:
Cash and cash equivalents	$3,275,311
Accounts receivable	3,198,324
Other current assets	3,853,605

Vessel, net	1,925,685
Other long-term assets	8,855

Total assets	$12,261,780

Liabilities:
Accounts payable	479,018
Short-term bank loan	1,514,830
Advance from customers	2,998,159
Other current liabilities	1,298,356

Long-term bank loans	3,067,531

Total liabilities	$9,357,894

Total net assets disposed	$2,903,886

Cash consideration	$151,319

Loss recorded in additional paid in capital	$2,752,567

(b)     Disposition of Vessel Win Glory

On June 10, 2011, the Company signed a Memorandum of Agreement with Pacific Pty., Ltd., Belize to sell the vessel Win Glory for a cash consideration of $1,700,000. The vessel Win Glory was delivered to the buyer on August 6, 2011. The revenues and expenses related to the operations of Win Glory have been segregated from continuing operations and reported as discontinued operation for all periods in accordance with ASC 205-20 “Discontinued Operations”. Following are revenues, income from discontinued operation and gain on disposition of discontinued operation:

	For The Years Ended December 31,
	2011	2010
Revenue	$1,326,659	$1,994,936
Costs and expenses	1,360,425	1,932,812
(Loss) income from discontinued operation	$(33,766)	$62,124

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13.    DISCONTINUED OPERATIONS (CONTINUED)

The following represents the assets and liabilities of the discontinued operation at the date of the disposition:

August 6, 2011
Vessel, net	$250,370
Deferred dry dock fees	210,730
Total assets	461,100

Net assets disposed	461,100
Net proceeds from disposition	1,639,750
Gain from disposition of discontinued operation	$1,178,650

(c)     Disposition of Vessel Win Star

On July 29, 2011, the Company signed a Memorandum of Agreement with Greatwall Shipping Limited to sell the vessel Win Star for a cash consideration of $3,278,452. The vessel Win Star was delivered to the buyer on August 16, 2011. The revenues and expenses related to the operations of Win Star have been segregated from continuing operations and reported as discontinued operation for all periods in accordance with ASC 205-20 “Discontinued Operations”. Following are revenues, loss from discontinued operation and gain on disposition of discontinued operation:

	For The Years Ended December 31,
	2011	2010
Revenue	$1,951,279	$4,786,411
Costs and expenses	2,456,997	4,796,402
Loss from discontinued operation	$(505,718)	$(9,991)

 The following represents the assets and liabilities of the discontinued operation at the date of the disposition:

August 16, 2011
Assets:
Inventories	$92,933
Vessel, net	333,660
Deferred dry dock fees	2,120,425
Total assets	2,547,018

Net assets disposed	2,547,018
Net proceeds from disposition	3,193,012
Gain from disposition of discontinued operation	$645,994

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13.    DISCONTINUED OPERATIONS (CONTINUED)

(d)     Disposition of Vessel Bodar

On September 15, 2011, the Company signed a Memorandum of Agreement with Maritime Delivery Inc. to sell the vessel Bodar for a cash consideration of $3,550,822. The vessel Bodar was delivered to the buyer on September 30, 2011. The revenues and expenses related to the operations of Bodar have been segregated from continuing operations and reported as discontinued operation for all periods in accordance with ASC 205-20 “Discontinued Operations”. Following are revenues, income from discontinued operation and gain on disposition of discontinued operation:

	For The Years Ended December 31,
	2011	2010
Revenue	$2,359,941	$3,891,226
Costs and expenses	2,096,234	2,824,889
Income from discontinued operation	$263,707	$1,066,337

The following represents the assets and liabilities of the discontinued operation at the date of the disposition:

September 30, 2011
Assets:
Inventories	$84,888
Vessel, net	498,544
Deferred dry dock fees	575,749
Total assets	1,159,181

Net assets disposed	1,159,181
Net proceeds from disposition	3,550,822
Gain from disposition of discontinued operation	$2,391,641

14.    INCOME TAX

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, Winland International Shipping Co., Limited, Fon Tai Shipping Co., Limited and Won Lee Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these shipping companies and vessels registered in Hong Kong and engaged in undertaking international carriages is exempt from local income tax under the local tax law; there is no income tax expense for the years ended December 31, 2011 and 2010.

Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These three companies obtained tax exemptions from the local governments, so they did not have any tax expense for the years ended December 31, 2011 and 2010. Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., Bao Shun Shipping S.A., Win Bright Shipping S.A. and Win Ever Shipping S.A. are incorporated and registered in Panama. Kin Ki International Industrial Limited is incorporated and registered in BVI. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the years ended December 31, 2011 and 2010.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

14.    INCOME TAX (CONTINUED)

Win Star Shipping Co., Limited and Bodar Shipping Co., Limited are incorporated and registered in S.V.G. and these companies obtained tax exempt from the local governments and therefore the gain from selling the vessel is tax exempted. Win Glory S.A. is incorporated in Panama and registered in Hong Kong. The capital gain from selling the vessels is not subject to Hong Kong local income tax according to the local income tax law.

DWIS, DWIL and DSON are incorporated under the laws of PRC and subjected by Chinese tax law. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which was effective on January 1, 2008. Under the new CIT Law, the corporate income tax rates applicable to DWIS, DSON and DWIL are 25% starting from January 1, 2008. The income tax expenses of the VIEs are separately presented in the income from discontinued operations. See Note 13, Discontinued Operations, for a discussion relating these reclassifications.

15.    SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of December 31, 2011, reviews the results of the operating segments when making decisions about allocating resources and assessing performance. The segments are: (1) dry bulk shipping and (2) chartering brokerage.

The Company's segment information for the years ended December 31, 2011 and as of December 31, 2010 is as follows:

The Year Ended	Dry Bulk	Chartering	Corporate and
December 31, 2011	Shipping	Brokerage	Eliminations	Consolidated
Sales to unaffiliated customers	$31,222,427	$29,539,560	$-	$60,761,987
Intersegment sales	1,491,019	-	(1,491,019)	-
Net sales	32,713,446	29,539,560	(1,491,019)	60,761,987
Costs	24,579,066	25,083,066	(1,491,019)	48,171,113
Depreciation and amortization	7,332,780	-	-	7,332,780
Other operating expenses	5,761,001	317,726	-	6,078,727
Income/(Loss) from continuing operations	$(4,959,401)	$4,138,768	$-	$(820,633)

The Year Ended	Dry Bulk	Chartering	Corporate and
December 31, 2010	Shipping	Brokerage	Eliminations	Consolidated
Sales to unaffiliated customers	$31,646,669	$27,507,080	$-	$59,153,749
Intersegment sales	1,151,292	-	(1,151,292)	-
Net sales	32,797,961	27,507,080	(1,151,292)	59,153,749
Costs	23,470,110	23,677,197	(1,151,292)	45,996,015
Depreciation and amortization	6,460,028	-	-	6,460,028
Other operating expenses	3,555,356	375,041	-	3,930,397
Income/(Loss) from continuing operations	$(687,533)	$3,454,842	$-	$2,767,309

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

15.    SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area for the years ended December 31, 2011 and 2010 is as follows:

	The Years Ended December 31,
	2011	2010
Sales to unaffiliated customers:
Japan, Korea and Russia	$11,374,644	$12,522,849
PRC (including Hong Kong)	21,716,334	21,833,648
Southern and Eastern Asia	19,012,425	17,343,879
Other	8,658,584	7,453,373
Total	$60,761,987	$59,153,749

16.    CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of December 31, 2011, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded the claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as of December 31, 2011. The insurance underwriter will pay the settlement amount when the case is settled in the future.

17.    RESTATEMENTS ON PREVIOUSLY FILED QUARTERLY INTERIM FINANCIAL STATEMENTS (UNAUDITED)

On February 16, 2011, the Company voluntarily entered into a Termination of Services Agreement with the VIEs (DWIS, DWIL and DSON) and the stockholders of the VIEs, whereby it voluntarily disposed of its Online Services business by terminating its control of the VIEs. The stockholders of the VIEs paid the Company a termination fee of RMB1,000,000 ($151,319) as consideration. After the termination of services, the VIEs are ultimately 100% controlled by Mr. Li Hong Lin and Ms. Xue Ying, the Chairman and CEO the majority shareholder of the Company.

In the Company’s previous quarterly filings of the consolidated financial statements for three months ended March 31, 2011 on May 11, 2011, for six months ended June 30, 2011 on August 12, 2011 and for nine months ended September 30, 2011 on November 14, 2011, a loss of $2,603,403 from the disposition of the VIEs was recognized in the consolidated statements of income and other comprehensive income. Since this is a transaction between entities under common control, the above difference of $2,603,403 between the cash received and the net assets of the VIEs should be accounted for as a reduction of the additional paid in capital of the Company instead of a loss in the income statement.

Accordingly, as described below, certain previously reported amounts included in our consolidated financial statements have been restated:

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

17.    RESTATEMENTS ON PREVIOUSLY FILED UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

	As previously
Consolidated balance sheets as of March 31, 2011	reported	Adjustment	As adjusted
	(Unaudited)		(Unaudited)
Additional paid in capital	$3,257,966	$(1,662,690)	$1,595,276
Accumulated other comprehensive income	924,970	(918,111)	6,859

Statement of operations for three months ended March 31, 2011	As previously reported	Adjustment	As adjusted
	(Unaudited)		(Unaudited)
REVENUES	$13,260,830	$-	$13,260,830
COST AND EXPENSES
Vessel operating costs	9,613,454	-	9,613,454
Depreciation and amortization	1,632,283	-	1,632,283
General and administrative	580,901	-	580,901
Selling	86,824	-	86,824
	11,913,462	-	11,913,462
OTHER EXPENSES
Interest expense, net	(480,648)	-	(480,648)
Other income (expense), net	14,366	-	14,366
INCOME FROM CONTINUING OPERATIONS	881,086	-	881,086
DISCONTINUED OPERATIONS
Loss form disposition of discontinued operations	(2,603,403)	2,603,403	-
Loss form discontinued operations	(112,931)	49,819	(63,112)
Income tax expense from discontinued operations	(9,382)	9,382	-
NET LOSS FROM DISCONTINUED OPERATIONS	(2,725,716)	2,662,604	(63,112)
NET (LOSS) INCOME	(1,844,630)	2,662,604	817,974
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	5,476	-	5,476
COMPREHENSIVE (LOSS) INCOME	$(1,839,154)	2,662,604	$823,450
Weighted average number of shares, basic and diluted	195,000,000	-	195,000,000
Income per share from continuing operations, basic and diluted	$0.00	$-	$0.00
Income (Loss) per share from discontinued operations, basic and diluted	$(0.01)	$0.01	$0.00
Net (Loss) Income per share, basic and diluted	$(0.01)	$0.01	$0.00

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

17. RESTATEMENTS ON PREVIOUSLY FILED UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

	As previously
Consolidated balance sheets as of June 30, 2011	reported	Adjustment	As adjusted
	(Unaudited)		(Unaudited)
Additional paid in capital	$3,257,966	$(1,662,690)	$1,595,276
Accumulated other comprehensive income	925,257	(918,111)	7,146

Statement of operations for six months ended June 30, 2011	As previously reported	Adjustment	As adjusted
	(Unaudited)		(Unaudited)
REVENUES	$34,139,960	$-	$34,139,960
COST AND EXPENSES
Vessel operating costs	26,276,040	-	26,276,040
Depreciation and amortization	3,406,953	-	3,406,953
General and administrative	1,033,445	-	1,033,445
Selling	163,833	-	163,833
	30,880,271	-	30,880,271
OTHER EXPENSES
Interest expense, net	(1,653,584)	-	(1,653,584)
Other income (expense), net	95,428	-	95,428
INCOME FROM CONTINUING OPERATIONS	1,701,533	-	1,701,533
DISCONTINUED OPERATIONS
Loss form disposition of discontinued operations	(2,603,403)	2,603,403	-
Loss form discontinued operations	(166,753)	103,641	(63,112)
Income tax expense from discontinued operations	(9,382)	9,382	-
NET LOSS FROM DISCONTINUED OPERATIONS	(2,779,538)	2,716,426	(63,112)
NET (LOSS) INCOME	(1,078,005)	2,716,426	1,638,421
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	5,763	-	5,763
COMPREHENSIVE (LOSS) INCOME	$(1,072,242)	$2,716,426	$1,644,184
Weighted average number of shares, basic and diluted	195,000,000	-	195,000,000
Income per share from continuing operations, basic and diluted	$0.01	$-	$0.01
Income (Loss) per share from discontinued operations, basic and diluted	$(0.01)	$0.01	$0.00
Net (Loss) Income per share, basic and diluted	$(0.01)	$0.01	$0.01

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

17.    RESTATEMENTS ON PREVIOUSLY FILED UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

	As previously
Consolidated balance sheets as of September 30, 2011	reported	Adjustment	As adjusted
	(Unaudited)		(Unaudited)
Additional paid in capital	$3,257,966	$(1,662,690)	$1,595,276
Accumulated other comprehensive income	925,413	(918,111)	7,302

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

17.    RESTATEMENTS ON PREVIOUSLY FILED UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

	As previously
Statement of operations for nine months ended September 30, 2011	reported	Adjustment	As adjusted
	(Unaudited)		(Unaudited)
REVENUES	$45,436,489	$-	$45,436,489
COST AND EXPENSES
Vessel operating costs	35,842,270	-	35,842,270
Depreciation and amortization	4,377,536	-	4,377,536
General and administrative	1,578,429	-	1,578,429
Selling	257,818	-	257,818
	42,056,053	-	42,056,053
OTHER EXPENSES
Interest expense, net	(2,790,942)	-	(2,790,942)
Other income, net	110,221	-	110,221
INCOME FROM CONTINUING OPERATIONS	699,715	-	699,715
DISCONTINUED OPERATIONS
Gain form disposition of discontinued operations	1,612,882	2,603,403	4,216,285
Loss form discontinued operations	(375,421)	36,532	(338,889)
Income tax expense from discontinued operations	(9,382)	9,382	-
NET INCOME FROM DISCONTINUED OPERATIONS	1,228,079	2,649,317	3,877,396
NET INCOME	1,927,794	2,649,317	4,577,111
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	5,919	-	5,919
COMPREHENSIVE INCOME	$1,933,713	$2,649,317	$4,583,030
Weighted average number of shares, basic and diluted	195,000,000	-	195,000,000
Income per share from continuing operations, basic and diluted	$0.00	$-	$0.00
Income per share from discontinued operations, basic and diluted	$0.01	$0.01	$0.02
Net Income per share, basic and diluted	$0.01	$0.01	$0.02

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Dismissal of Independent Accountants

Effective as of December 22, 2011 (the “Effective Date”), our board of directors dismissed Weinberg & Company, P.A. (“Weinberg”) as our  principal independent registered public accounting firm. Weinberg had been engaged to audit our financial statements since October 28, 2008.

No report prepared by Weinberg included in our financial statements for the past two (2) fiscal years, as well as the subsequent interim periods through the Effective Date, contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.

The dismissal of Weinberg as our principal independent registered public accountants was approved by the Board effective as of the Effective Date.

During our two (2) most recent fiscal years, as well as the subsequent interim period through the Effective Date, there were no disagreements between us and Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with any report prepared by Weinberg.

During our most recent two (2) fiscal years, as well as the subsequent interim period through the Effective Date, Weinberg did not advise us of any of the matters identified in Item 304(a)(1)(v)(A) - (D) of Regulation S-K.

WE requested Weinberg to furnish a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree. A copy of the letter is filed herewith as Exhibit 16.1.

New Independent Accountants

Effective as of December 22, 2011, our board of directors approved the engagement of MaloneBailey, LLP (“MaloneBailey”) as our principal independent registered public accounting firm to audit our financial statements. We did not consult MaloneBailey on any matters described in Item 304(a)(2) of Regulation S-K during our two (2) most recent fiscal years or any subsequent interim period prior to engaging MaloneBailey.

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

In connection with the preparation of this Form 10-K for the year ended December 31, 2011, our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2011 were effective.

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

Jing Yan. Ms. Jing has served as Chief Financial Officer of WLOL effective as of August 12, 2008. Prior to joining WLOL, Ms. Jing owned her own CPA firm since 2004. With her extensive financial and accounting knowledge, along with comprehensive experience, Ms. Jing had been distinguished as a trusted advisor to investors and executives on financial, accounting and tax matters. Prior to 2004, Ms Jing worked for ISP Channel (n/k/a Softnet Technology Corp. (SOFN.OB)) and several private companies. In this sector, she has played an important role in raising funds, exercising management decision-making, and practicing accounting system implementation. Ms. Jing holds a MBA degree in accounting from California State University and a BA degree in management from Shanghai Maritime University in China. Ms. Jing is also an active Certified Public Accountant.

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

Michelle Sun. Ms. Sun has served as a Director of WLOL effective as of August 12, 2008. Ms. Sun currently serves for a private CPA firm in California since 2000. Ms. Sun has extensive experience from a variety of client assignments, including those in manufacturing, real estate, construction, retail, transportation, medical and nonprofit industries. Ms. Sun has over 10 years of experience in the accounting field and is also a Certified Public Accountant in the State of California. Ms. Sun has the experience, qualifications, attributes and skills to qualify her to serve as a director.  With her experience as a CPA and with the transportation and shipping industry, we expect that she will act in the best interest of the Company.

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

Committees of our Board of Directors

As of January 19, 2009, our Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee established in accordance with the Exchange Act and NASDAQ rules.  During the fiscal year ended December 31, 2011, the Audit Committee met 2 times, the Compensation Committee met 1 time and the Corporate Governance and Nominating Committee met 1 time.  A brief description of each committee is set forth below.

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

Compensation Discussion and Analysis

The Company has a very basic compensation program for its officers as set forth in the summary compensation table below.  As of December 31, 2011, we did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

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

Summary Compensation Table

Name And Principal Function (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen- sation ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Xue Ying, Chief	2011	75,000	0	0	0	0	0	0	75,000
Executive Officer	2010	75,000	0	0	0	0	0	0	75,000
and Secretary

Li Honglin,	2011	75,000	0	0	0	0	0	0	75,000
President	2010	75,000	0	0	0	0	0	0	75,000

Jing Yan, Chief	2011	85,000	0	0	0	0	0	0	85,000
Financial Officer	2010	85,000	0	0	0	0	0	0	85,000

Xie Xiaoyan, Chief	2011	40,000	0	0	0	0	0	0	40,000
Operating	2010	40,000	0	0	0	0	0	0	40,000
Officer

 Executive Compensation – Narrative Disclosure

The Company did not provide compensation to executive officers other than the standard compensation arrangement set forth in the table above.

Director Compensation

We did not provide any compensation to our Directors during the fiscal year ended December 31, 2011. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

Additional Narrative Disclosure

Employment Agreements

There are currently no employment agreements by and between WLOL and its officers, directors or employees.

Benefit Plans

During the fiscal year ended December 31, 2010, we had no stock option, retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees however our Board may recommend adoption of one or more such programs in the future.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of our common stock, all directors individually and all directors and officers as a group as of March 29, 2012. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class(2)
Li Honglin, Chairman of the Board and President	0	160,387,500	(3)	160,387,500	(3)	82.25%
Xue Ying, Chief Executive Officer, Secretary and Director	0	160,387,500	(4)	160,387,500	(4)	82.25%
Jing Yan, Chief Financial Officer	0	0		0		0%
Xie Xiaoyan, Director	0	0		0		0%
Xiao Liwu, Director	0	0		0		0%
Xie Kewei, Director	0	0		0		0%
Si Zhaoqing, Director	0	0		0		0%
Michelle Sun, Director	0	0		0		0%
ALL DIRECTORS AND OFFICERS AS A GROUP (8 PERSONS):	0	160,387,500		160,387,500		82.25%
Pioneer Creation Holdings Limited 2nd Floor, Abbott Building Road Town Tortola British Virgin Islands	160,387,500			160,387,500		82.25%

(1)	Unless otherwise noted, each beneficial owner has the same address as WLOL.

(2)	Applicable percentage of ownership is based on 195,000,000 shares of our common stock outstanding as of March 29, 2011 (post forward split), together with securities exercisable or convertible into shares of common stock within sixty (60) days of March 29, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)	Li Honglin may be considered to beneficially own 80,193,750 shares (post forward split) by virtue of his 50% ownership in Pioneer Creation Holdings Limited and 80,193,750 shares (post forward split) by virtue of his spouse’s (Xue Ying’s) 50% ownership in Pioneer Creation Holdings Limited, which beneficially owns 160,387,500 shares (post forward split) of our common stock.

(4)	Xue Ying may be considered to beneficially own 80,193,750 shares (post forward split) by virtue of her 50% ownership in Pioneer Creation Holdings Limited and 80,193,750 shares (post forward split) by virtue of her spouse’s (Li Honglin’s) 50% ownership in Pioneer Creation Holdings Limited, which owns 160,387,500 shares (post forward split) of our common stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd., a company which is controlled by relatives of the Chairman and Chief Executive Officer of the Company. For the years ended December 31, 2011 and 2010, the Company recognized charter income for the vessel Winland Dalian of $0 and $153,507, respectively, and the Company recognized service revenues of $1,977,090 and $2,164,073, respectively. For the years ended December 31, 2011 and 2010, the Company paid $37,504,248 and $24,556,744 of expenses to ports, and received $36,061,231 and $26,572,089 of payments from ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balance due from Winland Container Lines Ltd. of $3,708,466 at December 31, 2011 was interest-free, unsecured and was subsequently settled in January 2012.

Dalian Winland Shipping Co., Ltd ("DWSC") is controlled by the Chairman and Chief Executive Officer of the Company. DWSC rented an office to the Company. The rental fees for the office of the Company were $44,362 and $44,194 for the years ended December 31, 2011 and 2010, respectively. The vessel management fees were $0 and $18,000 for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, on behalf of DWSC, the Company paid $0 and $2,234,843, and received $2,357 and $2,155,825, respectively. The outstanding balance due to DWSC of $22,312 at December 31, 2011 and $1,341,453 at March 28, 2012 is interest-free, unsecured and has no fixed repayment term.

Dalian Winland Group Co., Ltd ("DWIG") is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $98,854 and $0 for years ended December 31, 2011 and December 31, 2010, respectively. Rent for vessel Andong was $9,400 and $0 for the years ended December 31, 2011 and 2010, respectively. The Company received delay compensation of $185,000 and $0 for years ended December 31, 2011 and December 31, 2010, respectively. The Company paid $16,207,499 and $6,440,547 on behalf of DWIG for the years ended December 31, 2011 and 2010, respectively. The Company collected $14,398,597 and $8,430,902 on behalf of DWIG for the years ended December 31, 2011 and 2010, respectively. The Company recognized interest expense of $0 and $92,200 for the years ended December 31, 2011 and 2010, respectively. The outstanding balance due from DWIG of $217,125 at December 31, 2011 and $886,663 at March 28, 2012 is interest-free, unsecured and has no fixed repayment term.

Dalian Master Well Ship Management Co., Ltd ("Dalian Master") is controlled by the Chairman and Chief Executive Officer of the Company and operates as the vessel management company for the Company. The vessel management fees for the years ended December 31, 2011 and 2010 were $265,800 and $232,200, respectively. The Company paid $0 and $217,116 on behalf of Dalian Master for the years ended December 31, 2011 and 2010, respectively. The Company collected $0 and $6,540 on behalf of Dalian Master for the years ended December 31, 2011 and 2010, respectively. The outstanding balance due to Dalian Master of $216,200 at December 31, 2011and $259,400 at March 28, 2012 is interest-free, unsecured, and has no fixed repayment term.

Winland Shipping Japan Co., Ltd ("Winland Japan") is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $0 and $15,674 for the years ended December 31, 2011 and 2010, respectively. The Company paid $36,865 and $71,322 and received $44,514 and $47,951 on behalf of Winland Japan for the years ended December 31, 2011 and 2010, respectively. The outstanding balance due from Winland Japan of $63,698 at December 31, 2011 and $52,798 at March 28, 2012 is interest-free, unsecured and has no fixed repayment term.

Rich Forth Investment Limited ("Rich") is controlled by relatives of the Chairman and Chief Executive Officer of the Company and operates as a vessel management company for the Company. The vessel management fee was $44,100 and $52,200 for the years ended December 31, 2011 and 2010, respectively. The Company paid $11,470,939 and $416,679, and collected $13,616,168 and $1,651,015 for the years ended December 31, 2011 and 2010, respectively. The Company recognized interest expense for long-term notes payable of $948,945 and $231,160 for the years ended December 31, 2011 and 2010, respectively. The outstanding balance due to Rich of $4,155,092 at December 31, 2011 and $4,746,140 at March 28, 2012 is interest-free, unsecured and has no fixed repayment term.

The Company has a long-term note payable to Rich dated June 1, 2010 which was used to build the vessel Fon Tai in the principal amount of $4,085,000. Such note is due on March 31, 2016 and bears interest at the rate of 5.841% on the unpaid principal balance per annum, with a fixed quarterly repayment of principal of $215,000 commencing June 2011. Interest payment commenced June 1, 2010, as amended on April 1, 2011. During the fiscal year ended December 31, 2011, the Company paid $238,744 in accrued interest and as of December 31, 2011 and March 28, 2012, $3,870,000 and $3,655,000 was outstanding under this note, respectively.

The Company has a long-term note payable to Rich dated June 1, 2010 which was used to build the vessel Rui Lee in the principal amount of $2,450,000. Such note is due on June 30, 2016 and bears interest at the rate of 5.841% on the unpaid principal balance per annum, with a fixed quarterly repayment of principal of $122,500 commencing in the third quarter of 2011. Interest payment commenced June 1, 2010, as amended on April 1, 2011. During the fiscal year ended December 31, 2011, the Company paid $93,972 in accrued interest and as of December 31, 2011 and March 28, 2012, $2,327,500 and $2,205,000 was outstanding under this note, respectively.

Guarantee Transactions

The Company’s former VIE, DWIL, obtained a short-term bank loan from Dalian Bank for $1,512,450 on November 4, 2010. The interest payment was due monthly at an annual interest rate of 7.784%. The loan principal was due October 21, 2011. The loan was guaranteed by DWIG and an unrelated party.

The Company obtained a loan from Dialease Maritime S.A. in the principal amount of $12,670,000 in July, 2005 which was due on August 1, 2011. Monthly interest payment was at 1-month USD LIBOR plus 1.75% per annum (2.05% at December 31, 2011), secured by the vessel Winland Dalian, assignment of insurance of the vessel and guaranteed by the Chairman of the Company. Principal was repaid every month in 72 equal installments of $175,972 from September 2005. During the fiscal year ended December 31, 2011, the Company paid $8,434 in accrued interest and as of December 31, 2011 and March 28, 2012, there was no outstanding balance under the loan.

The Company obtained a loan from Dialease Maritime S.A. in the principal amount of $4,200,000 in August, 2006 which is due on July 21, 2012. Monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (2.05% at December 31, 2011), secured by the vessel Win Honey, assignment of insurance of the vessel and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments of $58,333 from August 2006. During the fiscal year ended December 31, 2011, the Company paid $14,087 in accrued interest and as of December 31, 2011 and March 28, 2012, $408,290 and $233,288 was outstanding under the loan, respectively.

The Company obtained a loan from Dialease Maritime S.A. in the principal amount of $14,490,000 in August, 2009 which is due on September 18, 2016. Monthly interest payment is at 1-month JPY LIBOR plus 2.30% per annum (2.44% at December 31, 2011), secured by the vessel Baoshun, assignment of insurance of the vessel and guaranteed by the Chairman of the Company. Principal is repaid every month in 84 equal installments of $109,773 from September 2009. During the fiscal year ended December 31, 2011, the Company paid $345,508 in accrued interest and as of December 31, 2011 and March 28, 2012, $11,526,129 and $11,196,810 was outstanding under the loan, respectively.

Under the Company's $37,000,000 loan facility with China Merchants Bank, the drawdown from the loan facilities due on September 21, 2012 has an interest rate at the 3-month USD LIBOR plus 1.5% per annum (2.08% at December 31, 2011). The principal payment is fixed at $497,500 quarterly, starting September 21, 2011, with final payment of $497,500 on May 5, 2021. The interest is accrued from June 29, 2010 and paid quarterly starting December 21, 2010 until the principal is paid. The loan is secured by the vessel Rui Lee, and guaranteed by the Chairman and the CEO of the Company. During the fiscal year ended December 31, 2011, the Company paid $236,988 in accrued interest and as of December 31, 2011 and March 28, 2012, $18,905,000 and $18,407,500 was outstanding under this drawdown, respectively.

Under the Company's $37,000,000 loan facility with China Merchants Bank, the drawdown from the loan facilities due on June 21, 2014 has an interest rate at the 3-month USD LIBOR plus 1.5% per annum (2.08% at December 31, 2011). The principal payment is fixed at $427,500 quarterly, starting March 21, 2011, with final payment of $427,500 due December 21, 2020. The interest is accrued from July 9, 2010 and paid quarterly starting December 21, 2010 until the principal payoff. The loan is secured by the vessel Fon Tai, and guaranteed by the Chairman and the CEO of the Company. During the fiscal year ended December 31, 2011, the Company paid $292,201 in accrued interest and as of December 31, 2011 and March 28, 2012, $15,390,000 and $14,962,500 was outstanding under this drawdown, respectively.

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

The firm of Weinberg & Company, P.A. acted as our principal accountant from October 28, 2008 through December 22, 2011. The firm of MaloneBailey, LLP acts as our principal accountant and has served in such capacity since December 22, 2011. The following is a summary of fees incurred for services rendered by Weinberg and MaloneBailey, LLP, in the aggregate:

	2011	2010
Audit fees	$334,625	$340,000
Audit related fees	-	-
Tax fees	2,500	3,000
Other fees	-	-
Total	$337,125	$343,000

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee of the Board of Directors during the fiscal year ended December 31, 2011.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated August 12, 2008, by and among Trip Tech, Inc., SkyAce Group Limited and Pioneer Creation Holdings Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.1	Articles of Incorporation of Trip Tech, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on May 14, 2007

3.2	Amended and Restated Bylaws of Trip Tech, Inc. dated as of August 27, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2008

3.3	Memorandum and Articles of Association of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.4	Certificate of Incorporation of SkyAce Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.5	Memorandum and Articles of Association of Plentimillion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.6	Certificate of Incorporation of Plentimilllion Group Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.7	Memorandum and Articles of Association of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.8	Certificate of Incorporation of Best Summit Enterprises Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.9	Memorandum and Articles of Association of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.10	Certificate of Incorporation of Wallis Development Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.11	Articles of Association of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.12	Certificate of Incorporation of Beijing Huate Xingye Keji Co. Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.13	Certificate of Correction to Trip Tech’s Articles of Incorporation, dated August 11, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

3.14	Certificate of Amendment to Certificate of Incorporation of the Company, dated September 24, 2008	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2008

3.15	Certificate of Corporate Resolutions Designating Series A Preferred Stock of the Company, dated August 12, 2008	Incorporated by reference to Exhibit 3.15 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2009

3.16	Certificate of Amendment to Certificate of Incorporation of the Company, dated March 11, 2011 (name change, increase of authorized and forward split)	Incorporation by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 28, 2011

10.1	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland International	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.2	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Winland Logistics	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.3	Exclusive Technology Consultation Service Agreement, dated March 31, 2008, by and among Beijing Huate Xingye Keji Co. Ltd. and Shipping Online	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.4	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Winland International Shipping Agency Co., Ltd. and Dalian Winland Group Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.5	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Winland International Shipping Agency Co., Ltd. and Dalian Weihang Logistic Agent Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.6	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Winland International Shipping Agency Co., Ltd. and Dalian Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.7	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and between Wallis Development Limited, Dalian Winland International Logistic Co., Ltd. and Dalian Winland Group Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.8	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and between Wallis Development Limited, Dalian Winland International Logistic Co., Ltd. and Dalian Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.9	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and between Wallis Development Limited, Dalian Winland International Logistic Co., Ltd. and Dalian Winland International Shipping Agency Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.10	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Shipping Online Network Co., Ltd. and Li Honglin	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.11	Exclusive Equity Interest Purchase Agreement, dated March 31, 2008, by and among Wallis Development Limited, Dalian Shipping Online Network Co., Ltd. and Xue Ying	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.12	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland Group Co.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.13	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.14	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Weihang Logistic Agent Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.15	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland International Logistic Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.16	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Dalian Winland Group Co.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.17	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Winland Shipping Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.18	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Li Honglin	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.19	Equity Interest Pledge Agreement, dated March 31, 2008, by and between Beijing Huate Xingye Keji Co. Ltd. and Xue Ying	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.20	Powers of Attorney, dated March 31, 2008, executed by Dalian Winland Group Co., Ltd., Dalian Winland Shipping Co., Ltd. and Dalian Weihang Logistic Agent Co., Ltd. in favor of Beijing Huate Xingye Keji Co. Ltd. For Dalian Winland International Shipping Agency Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.21	Powers of Attorney, dated March 31, 2008, executed by Dalian Winland Group Co., Ltd., Dalian Winland Shipping Co., Ltd. and Dalian Winland International Shipping Agency Co., Ltd. in favor of Beijing Huate Xingye Keji Co. Ltd. for Dalian Winland International Logistic Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.22	Powers of Attorney, dated March 31, 2008, executed by Li Honglin and Xue Ying in favor of Beijing Huate Xingye Keji Co. Ltd. and Dalian Shipping Online Network Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 12, 2008

10.23	Memorandum of Agreement, dated June 3, 2009, by and between Mario Shipping Corporation and Winland Shipping Co. Ltd.	Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.24	Addendum No. 1 to Memorandum of Agreement dated June 4, 2009 (Bao Shun)	Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.25	Addendum No. 2 to Memorandum of Agreement dated July 14, 2009 (Bao Shun)	Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.26	Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.27	Amendment to Loan Agreement (Mitsubishi UFJ Lease Finance Co., Ltd.)	Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.28	First Preferred Panamanian Ship Mortgage	Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

10.29	Deed of Guarantee	Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q as filed wit hthe SEC on November 13, 2009

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 28, 2008

16.1	Auditor Letter of Weinberg & Company, P.A., dated December 29, 2011	Provided herewith

21	List of Subsidiaries	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Furnished herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2009

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

WINLAND OCEAN SHIPPING CORP.
Date: March 30, 2012

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

Signatures	Title	Date

Chief Executive Officer,
/s/ Xue Ying	Principal Executive Officer,
Name: Xue Ying	Secretary and Director	March 30, 2012

/s/ Li Honglin	Chairman of the Board and
Name: Li Honglin	President	March 30, 2012

Chief Financial Officer and
/s/ Jing Yan	Principal Financial and
Name: Jing Yan	Accounting Officer	March 30, 2012

/s/ Xie Xiaoyan
Name: Xie Xiaoyan	Director	March 30, 2012

/s/ Xiao Liwu
Name: Xiao Liwu	Director	March 30, 2012

/s/ Xie Kewei
Name: Xie Kewei	Director	March 30, 2012

/s/ Si Zhaoqing
Name: Si Zhaoqing	Director	March 30, 2012

/s/ Michelle Sun
Name: Michelle Sun	Director	March 30, 2012

