Form 10-Q
period 2012-03-31
Winland Ocean Shipping Corp
filed 2012-05-14
CIK 1397966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2012: 195,000,000 shares of common stock.

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

FINANCIAL STATEMENTS

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$877,681	$3,297,032
Accounts receivable	755,915	821,983
Inventories	2,920,506	3,161,397
Prepayments	1,128,942	525,179
Other receivables and other assets	1,042,113	890,844
Due from related parties	3,330,389	3,989,290
Total current assets	10,055,546	12,685,725

Vessels, net	93,518,419	94,634,999
Fixed assets, net	7,843	9,218
Deferred dry dock fees, net	3,636,613	4,080,703
Total long-term assets	97,162,875	98,724,920

TOTAL ASSETS	$107,218,421	$111,410,645

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$6,607,585	$8,768,479
Current portion of long-term loans	5,689,730	5,923,066
Current portion of long-term notes payable, net of discount of $983,975 and $936,962 at March 31, 2012 and December 31, 2011, respectively	3,827,500	3,827,500
Advance from customers	684,544	578,952
Payroll payable	1,279,837	1,467,315
Payable to ship builder	1,900,000	1,900,000
Due to related parties	6,570,772	4,393,605
Other current and accrued liabilities	2,019,966	2,102,426
Total current liabilities	28,579,934	28,961,343

LONG-TERM LIABILITIES
Long-term loans	39,052,034	40,306,353
Long-term notes payable (including related parties), net of discount of $3,375,352 and $3,639,199 at March 31, 2012 and December 31, 2011, respectively	9,679,235	10,550,270
Payable to ship builder	3,696,491	3,696,491
Total long-term liabilities	52,427,760	54,553,114

TOTAL LIABILITIES	81,007,694	83,514,457

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 per share; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 per share; 400,000,000 shares authorized, 195,000,000 shares issued and outstanding	195,000	195,000
Additional paid-in capital	1,595,276	1,595,276
Accumulated other comprehensive income	1,490	1,383
Retained earnings	24,418,961	26,104,529
Total Shareholders’ Equity	26,210,727	27,896,188

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,218,421	$111,410,645

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
SALES REVENUE	$8,971,697	$11,407,449
COST AND EXPENSES
Vessel operating costs	7,335,158	7,859,053
Depreciation and amortization	1,602,662	1,632,283
General and administrative	614,918	580,901
Selling expenses	8,684	86,824
TOTAL COST AND EXPENSES	9,561,422	10,159,061

OTHER EXPENSES
Interest expenses	(756,683)	(480,648)
Other expenses	(339,160)	14,366

INCOME/(LOSS) FROM CONTINUING OPERATIONS	$(1,685,568)	$782,106

DISCONTINUED OPERATIONS

Income from discontinued operations, net	-	35,868

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, NET	-	35,868

NET INCOME/(LOSS)	$(1,685,568)	$817,974

OTHER COMPRHENSIVE INCOME
Foreign currency translation gain	107	5,476
COMPREHENSIVE INCOME/(LOSS)	(1,685,461)	823,450

Weighted average shares, basic and diluted	195,000,000	195,000,000

Net income per share, basic and diluted:
Income (loss) from continuing operations	$ (0.01)	$0.00

Income from discontinued operations, net	$(0.00)	$(0.00)

Net income/(Loss)	$(0.01)	$0.00

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(Loss)	$(1,685,568)	$817,974

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,117,955	835,914
Amortization of deferred dry dock fees	486,082	796,369
Amortization of discount on long-term notes payable	216,834	158,065
Changes in operating assets and liabilities net of effects of discontinued operations:
Accounts receivable	66,068	(58,690)
Inventories	240,891	(1,345,562)
Prepayments	(603,763)	(750,575)
Other receivables and other assets	(151,269)	321,290
Deferred dry dock fees	(41,992)	(438,556)
Accounts payable	(2,160,894)	469,105
Advance from customers	105,592	1,285,397
Payroll payable	(82,460)	(133,226)
Other current and accrued liabilities	(187,478)	(58,520)
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(2,680,002)	1,898,985

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for vessels under construction	-	(5,855,262)
Purchase of fixed assets	-	(2,232)
VIE Spin-off	-	(206,124)
Collection of advances/loan to related parties	658,901	-
CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	658,901	(6,063,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term loans	(1,487,655)	(1,459,737)
Repayments of long-term notes payable	(1,087,869)	(260,730)
Proceeds from related parties	2,177,167	1,918,019
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(398,357)	197,552

Effect of exchange rate changes on cash and cash equivalents	107	5,476

NET DECREASE IN CASH	(2,419,351)	(3,961,605)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$3,297,032	$8,253,476

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$877,681	$4,291,871

See accompanying notes to consolidated financial statements.

F-5

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Supplementary Disclosures for Cash Flow Information:
InInterest paid	$756,683	$720,529

See accompanying notes to consolidated financial statements.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

On February 16, 2011, the Company terminated the technical service agreements with Dalian Winland International Shipping Agency Co., Ltd. (“DWIS”), Dalian Winland International Logistic Co., Ltd. (“DWIL”) and Dalian Shipping Online Network Co., Ltd. (“DSON”). The operating results of DWIS, DWIL and DSON have been presented as discontinued operations for the three months ended March 31, 2012 and 2010. See Note 10.

On March 28, 2011, the Company declared to (i) effect a 1.5-for-1 forward stock split of the Company’s common stock; and (ii) increase the number of authorized shares of common stock from 200,000,000 shares to 400,000,000 shares. As a result, all the amounts in the accompanying consolidated financial statements have been restated to give effect to the 1.5-for-1 forward stock split.

The Company sold three vessels named Win Glory, Win Star and Bodar to unrelated parties on August 6, August 16 and September 30, 2011, respectively. The operating results of these vessels have been presented as discontinued operations for the three months ended March 31, 2012 and 2011. See Note 10.

The Company is mainly engaged in ocean transportation of dry bulk cargo worldwide through the ownership and operation of dry bulk vessels and chartering brokerage services.

2. LIQUIDITY

The Company had a working capital deficit of $18,524,388 and $16,275,618 as of March 31, 2012 and December 31, 2011, respectively. To improve liquidity, the Company obtained written commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The unaudited condensed consolidated financial statements of Winland Ocean Shipping Corp. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q, Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report. The Company’s functional and reporting currency is the United States Dollar (“$”).

(b) Reclassification

Amounts in the condensed consolidated financial statements for the three months ended March 31, 2011 were reclassified to conform to the presentation used in the three months ended March 31, 2012. See Note 10, Discontinued Operations, for a discussion relating these reclassifications.

 (c)  Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of WLOL and its subsidiaries as of March 31, 2012 as follows:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)  Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of vessels; the allowance for doubtful accounts; the fair value determination of financial and equity instruments; the recoverability of intangible asset and property, plant and equipment; and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(e) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have dilutive securities for the three months ended March 31, 2012 and 2011.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Comprehensive Income

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

(g) Reporting Segments

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

Dry Bulk Shipping Service – The dry bulk shipping service segment operates a fleet of twelve vessels that provides marine shipping services for dry and liquid bulk cargo shipping. The segment contributed 65% and 60% of the combined operating revenues for the three months ended March 31, 2012 and 2011, respectively.

Chartering Brokerage Service – The chartering brokerage service segment provides ship chartering services for shipping companies and shippers. The segment contributed 35% and 40% of the combined operating revenues for the three months ended March 31, 2012 and 2011, respectively.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

4.     VESSELS

The Company’s current fleet consists of eleven and thirteen vessels as bulk carriers as of March 31, 2012 and December 31, 2011, respectively.

The vessels of the Company consist of the following:

		March 31, 2012	December 31, 2011
At cost:
Win Hope		$2,679,285	$2,679,285
Win Ever		1,737,966	1,737,966
Win Bright		1,739,258	1,739,258
Win Eagle		3,560,852	3,560,852
Win Grace		3,677,861	3,677,861
Win Moony		3,682,178	3,682,178
Winland Dalian		18,243,139	18,243,139
Win Honey		4,500,000	4,500,000
Baoshun		20,881,125	20,881,125
Fon Tai	(a)	30,986,337	30,986,337
Rui Lee	(a)	31,126,584	31,126,584
		$122,814,585	$122,814,585

		March 31, 2012	December 31, 2011
Less: Accumulated depreciation
Win Hope		$2,411,356	$2,411,356
Win Ever		1,564,169	1,564,169
Win Bright		1,565,332	1,565,332
Win Eagle		3,204,767	3,204,767
Win Grace		3,310,075	3,310,075
Win Moony		3,313,961	3,313,961
Winland Dalian		7,206,040	6,932,393
Win Honey		2,092,500	2,029,219
Baoshun		2,516,921	2,265,229
Fon Tai	(a)	1,229,125	965,741
Rui Lee	(a)	881,920	617,344
		$29,296,166	$28,179,586
Vessels, net		$93,518,419	$94,634,999

Vessel depreciation expenses recorded in the continuing operations for the three months ended March 31, 2012 and 2011 were $1,116,580 and $834,822, respectively.

(a)	The construction of Fon Tai (HT073) and Rui Lee (HT074) were completed and delivered to the Company on January 10, 2011 and May 5, 2011, respectively.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

4.      VESSELS (CONTINUED)

The Company pledged the following vessels as collateral against long-term loans (see also Note 7):

	March 31, 2012	December 31, 2011
Net Book Value
Win Honey	$2,407,500	$2,470,781
Baoshun	18,364,204	18,615,896
Fon Tai	29,757,212	30,020,596
Rui Lee	30,244,663	30,509,239
Winland Dalian	-	11,310,746
Total	$80,773,579	$92,927,258

Insurance Costs:

There are four kinds of marine insurance which insure the Company’s vessels and shipping business as follows:

	Premium Expense
Insurance	For The Three Months Ended March 31,
	2012	2011
Hull insurance	$187,252	$267,679
Protection & indemnity insurance	222,806	297,972
Freight demurrage and defense insurance	23,573	27,566
Delay insurance	10,160	41,407
Total	$443,791	$634,624

Insurance costs are amortized on a straight-line basis over the beneficial periods and are recorded in vessel expenses in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2012 and 2011. Premium expenses were $443,791 and $634,624 for the three months ended March 31, 2012 and 2011, respectively. The prepayment for insurance was $43,062 and $89,860 as of March 31, 2012 and December 31, 2011, respectively.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

5.      DEFERRED DRY DOCK FEES

Deferred dry dock fees consisted of the following:

	March 31, 2012	December 31, 2011
Cost	$10,020,073	$9,978,081
Less: Accumulated amortization	6,383,460	5,897,378
Deferred dry dock fees, net	$3,636,613	$4,080,703

The roll-forward of the beginning and ending balance of deferred dry dock fees consisted of the following:

	March 31, 2012	December 31, 2011
Beginning balance	$4,080,703	$8,027,857
Addition of deferrals	41,992	2,100,183
Less: Amortization expense recorded in discontinued operations	-	(990,654)
Less: Disposition of discontinued operations	-	(3,035,889)
Less: Amortization expense	(486,082)	(2,020,794)
Deferred dry dock fees, net	$3,636,613	$4,080,703

The Company’s vessels are required to be drydocked approximately every 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Cost deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard, cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise, and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. Amortization expense for dry docking for the three months ended March 31, 2012 and 2011 was $486,082 and $796,369, respectively. All other costs incurred during drydocking are expensed as incurred.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

6.      DUE FROM/TO RELATED PARTIES

Due from/to related parties consisted of the following:

(I) Due From Related Parties		March 31, 2012	December 31, 2011
Winland Container Lines Ltd.	a)	$3,279,722	$3,708,466
Dalian Winland Group Co., Ltd	b)	-	217,127
Winland Shipping Japan Co., Ltd	c)	50,667	63,697
Total due from related parties		$3,330,389	$3,989,290

(II) Due To Related Parties		March 31, 2012	December 31, 2011
Dalian Winland Shipping Co., Ltd	d)	$30,225	$22,313
Dalian Winland Group Co., Ltd	b)	1,317,430	-
Dalian Master Well Ship Management Co., Ltd	e)	396,560	216,200
Rich Forth Investment Limited	f)	4,826,557	4,155,092
Total due to related parties		$6,570,772	$4,393,605

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

6.      DUE FROM/TO RELATED PARTIES (CONTINUED)

a)	Winland Container Lines Ltd. is controlled by relatives of the Chairman and Chief Executive Officer of the Company. The Company provided shipping agency and freight forwarding services to Winland Container Lines Ltd. For the three months ended March 31, 2012 and 2011, the Company recognized charter income for the vessel Winland Dalian of $0 and $0, respectively; and the Company recognized service revenues of $0 and $414,420, respectively. For the three months ended March 31, 2012 and 2011, the Company paid $7,256,897 and $14,015,396 of expenses on behalf of Winland Container Lines Ltd. and received $7,685,641 and $12,060,228 of payments from ports on behalf of Winland Container Lines Ltd., respectively. The outstanding balance at March 31, 2012 was interest-free, unsecured and was subsequently settled.

b)	Dalian Winland Group Co., Ltd (“DWIG”) is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $343 and $12,568 for years ended March 31, 2012 and March 31, 2011, respectively. The Company paid $1,972,063 and $4,699,028 on behalf of DWIG for the three months ended March 31, 2012 and 2011, respectively. The Company collected $3,510,645 and $4,393,484 on behalf of DWIG for the three months ended March 31, 2012 and 2011, respectively. The outstanding balance at March 31, 2012 is interest-free, unsecured and has no fixed repayment term.

c)	Winland Shipping Japan Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company. The Company recognized relevant agency service fees of $14,979 and $0 for the three months ended March 31, 2012 and 2011, respectively. The Company paid $9,599 and $2,000 and received $7,650 and $4,000 on behalf of Winland Shipping Japan Co., Ltd. for the three months ended March 31, 2012 and 2011, respectively. The outstanding balance at March 31, 2012 is interest-free, unsecured and has no fixed repayment term.

d)	Dalian Winland Shipping Co., Ltd (“DWSC”) is controlled by the Chairman and Chief Executive Officer of the Company. DWSC rented an office to the Company. The rental fees for the office of the Company were $7,912 and $11,376 for the three months ended March 31, 2012 and 2011, respectively. The vessel management fee were $0 and $2,357 for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, on behalf of DWSC, the Company paid $0 and $1,981,810, and received $0 and $1,888,541, respectively. The outstanding balance at March 31, 2012 is interest-free, unsecured and has no fixed repayment term.

e)	Dalian Master Well Ship Management Co., Ltd is controlled by the Chairman and Chief Executive Officer of the Company and operates as the vessel management company for the Company. The vessel management fees for the three months ended March 31, 2012 and 2011 were $64,800 and $53,700, respectively. The Company collected $116,435 and $46,590 on behalf of Dalian Master Well Ship Management Co., Ltd. for the three months ended March 31, 2012 and 2011, respectively. The outstanding balance at March 31, 2012 is interest-free, unsecured, and has no fixed repayment term.

f)	Rich Forth Investment Limited is controlled by relatives of the Chairman and Chief Executive Officer of the Company and operates as a vessel management company for the Company. The vessel management fee was $6,300 and $23,400 for the three months ended March 31, 2012 and 2011, respectively. The Company paid $1,810,198 and $720,265, and collected $2,388,843 and $1,254,115 for the three months ended March 31, 2012 and 2011, respectively. The Company recognized interest expense for long-term notes payable of $86,521 and $101,777 for the three months ended March 31, 2012 and 2011, respectively. The outstanding balance at March 31, 2012 is interest-free, unsecured and has no fixed repayment term. Also see Note 8 for long-term notes payable to related parties.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

7.      LONG-TERM LOANS

Long-term loans consist of the following:

	March 31, 2012	December 31, 2011
Loans from Dialease Maritime S.A.:

Due on July 21, 2012, monthly interest payment is at 1-month USD LIBOR plus 1.75% per annum (1.99% at March 31, 2012), secured by the vessel Win Honey, assignment of insurance of the vessel, and guaranteed by the Chairman of the Company. Principal is repaid every month in 72 equal installments from August 2006.	$174,954	$408,290

Term of the loan is 7 years with interest at the 1-month JPY LIBOR plus 2.30% per annum (2.44% at March 31, 2012), monthly payment of principal is fixed at $109,773, initial payment on October 24, 2009, secured by the vessel Baoshun.	11,196,810	11,526,129

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

7.      LONG-TERM LOANS (CONTINUED)

Loan facility of $37,000,000 from China Merchants Bank:

Drawdown from the loan facilities due on September 21, 2012, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.97% at March 31, 2011). The principal payment is fixed at $497,500 quarterly, starting September 21, 2011, with final payment of $497,500 on May 5, 2021. The interest is accrued from June 29, 2010 and paid quarterly starting December 21, 2010 until the principal is paid. The loan is secured by the vessel Rui Lee, and guaranteed by the Chairman and the CEO of the Company.	18,407,500	18,905,000

Drawdown from the loan facilities due on June 21, 2014, with interest rate at the 3-month USD LIBOR plus 1.5% per annum (1.97% at March 31, 2011). The principal payment is fixed at $427,500 quarterly, starting March 21, 2011, with final payment of $427,500 due December 21, 2020. The interest is accrued from July 9, 2010 and paid quarterly starting December 21, 2010 until the principal payoff. The loan is secured by the vessel Fon Tai, and guaranteed by the Chairman and the CEO of the Company.	14,962,500	15,390,000

Total long-term loans	44,741,764	46,229,419

Less: Current portion	5,689,730	5,923,066

Long-term portion	$39,052,034	$40,306,353

Interest expense for the three months ended March 31, 2012 and 2011 was $263,427 and $162,122, respectively.

The interest on the loan facility which was used to build the vessels Fon Tai and Rui Lee was capitalized as part of vessels upon the vessel delivery. For the three months ended March 31, 2012 and 2011, the interest capitalized to vessels was $0 and $83,034, respectively.

The repayment schedule for the principal amount of long-term loans is as follows:

Periods Ended March 31,	Amount
2013	$5,689,730
2014	5,017,276
2015	5,017,276
2016	5,017,276
2017	5,017,276
Thereafter	18,982,930
Total	$44,741,764

WINLAND OCEAN SHIPPING CORP.

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

8.      LONG-TERM NOTES PAYABLE

Long-term notes payable consists of the following:

		March 31, 2012	December 31, 2011
Notes payable to unrelated party:

Sea Carrier Shipping Co., Ltd., net of discount of $930,193 and $1,008,078 at March 31, 2012 and March 31, 2011, respectively, due September 25, 2014, fixed repayment of $2,897 per day, monthly payment due one month in advance.	a)	$1,490,955	$1,640,544

Sea Carrier Shipping Co., Ltd., net of discount of $1,714,567 and $1,786,679 at March 31, 2012 and 2011, respectively, due March 31, 2016, fixed repayment of $3,718 per day, monthly payment due at the end of each month as amended on April 1, 2011.	b)	3,077,890	3,269,863

Sea Carrier Shipping Co., Ltd., net of discount of $1,714,567 and $1,786,379 at March 31, 2012 and 2011, respectively, due March 31, 2016, fixed repayment of $3,718 per day, monthly payment due at the end of each month as amended on April 1, 2011.	c)	3,077,890	3,269,863

Subtotal		7,646,735	8,180,270

Notes payable to related party:

Rich Forth Investment Limited, due March 31, 2016, at an interest rate of 5.841% on unpaid principal balance per annum, fixed quarterly $215,000 repayment of principal started June 2011, interest payment started June 1, 2010 as amended on April 1, 2011.	b)	3,655,000	3,870,000

Rich Forth Investment Limited, due June 30, 2016, at an interest rate of 5.841% on unpaid principal balance per annum, fixed monthly $122,500 repayment of principal started Q3 2011, interest payment started June 1, 2010 as amended on April 1, 2011.	c)	2,205,000	2,327,500

Subtotal		5,860,000	6,197,500

Total long-term notes payable		13,506,735	14,377,770
Less: Current portion		3,827,500	3,827,500

Long-term portion		$9,679,235	$10,550,270

The long-term note denoted a) was used to purchase the vessel Baoshun (see Note 4). The amortization of discount on this long-term note for the three months ended March 31, 2012 and 2011 was $114,038 and $158,065, respectively.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

8.      LONG-TERM NOTES PAYABLE (CONTINUED)

The long-term notes denoted b) were used to build the vessel Fon Tai which was delivered on January 10, 2011. The interest on these long-term notes before the delivery was capitalized and expensed afterwards. The interest on these long-term notes for the three months ended March 31, 2012 and 2011 was $200,313 and $160,461, respectively.

The long-term notes denoted c) were used to build the vessel Rui Lee which was delivered on May 5, 2011. The interest on these long-term notes before the delivery was capitalized and expensed afterwards. The interest on these long-term notes for the three months ended March 31, 2012 and 2011 was $178,905 and $152,441, respectively.

The repayment schedule for long-term notes payable is as follows:

Periods Ended March 31,	Amount
2013	$3,827,500
2014	3,490,000
2015	3,180,955
2016	2,885,780
2017	122,500
Total	$13,506,735

9.     PAYABLE TO SHIP BUILDER

Upon the vessel Fon Tai’s delivery on January 10, 2011, the balance of $2,850,000 payable to ship builder is scheduled to repay annually in three equal installments of $950,000, starting from January 9, 2012. The Company has not made the payment as of March 31, 2012.

Upon the vessel Rui Lee’s delivery on May 5, 2011, the balance of $2,850,000 payable to ship builder will be repaid annually in three equal installments of $950,000, starting from May 4, 2012.

As of March 31, 2012 and December 31, 2011, the current portion of the payable to ship builder was $1,900,000 and $1,900,000, respectively and the long-term portion of the payable to ship builder was $3,696,491 and $3,696,491, respectively.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

10.     DISCONTINUED OPERATIONS

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

After the termination of services, the VIEs are ultimately 100% controlled by Mr. Li Hong Lin and Ms. Xue Ying, the Chairman and CEO of the Company, and the majority shareholder of the Company. Such disposition is considered a transfer of a significant amount of assets based on the value of such assets at the time of disposition between entities under common control and the Company recorded the difference between the consideration given and the net assets of the VIEs of $2,752,567 from the transaction as a reduction of shareholders’ equity.

As there was no continuing cash flow from the disposed VIEs was generated by the on-going entities, and the Company did not have significant continuing involvement in the operations of the disposed VIEs after February 16, 2011, the revenues and expenses related to the operations of the VIEs was segregated from continuing operations and reported as discontinued operations for all periods in accordance with ASC 205-20 “Discontinued Operations”. The following are revenues, income from discontinued operations:

	For The Three Months Ended March 31,
	2012	2011
Revenue	$-	$478,301
Costs and expenses	-	541,413
Income tax expense	-	-
Loss from discontinued operations	$-	$(63,112)

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

(b) Disposition of Vessel Win Glory

On June 10, 2011, the Company signed a Memorandum of Agreement (“MOA”) with Pacific Pty., Ltd., Belize (“Buyer”) to sell the vessel Win Glory for a cash consideration of $1,700,000. The vessel Win Glory was delivered to the buyer on August 6, 2011. The revenues and expenses related to the operations of Win Glory have been segregated from continuing operations and reported as discontinued operation for all periods in accordance with ASC 205-20 “Discontinued Operations”. Following are revenues, loss from discontinued operation for three months ended March 31, 2012 and 2011:

	For Three Months Ended March 31,
	2012	2011
Revenue	$-	$429,635
Costs and expenses	-	432,524
Loss from discontinued operation	$-	$(2,889)

(c) Disposition of Vessel Win Star

On July 29, 2011, the Company signed a Memorandum of Agreement (“MOA”) with Greatwall Shipping Limited (“Buyer”) to sell the vessel Win Star for a cash consideration of $3,278,451. The vessel Win Star was delivered to the buyer on August 16, 2011. The revenues and expenses related to the operations of Win Star have been segregated from continuing operations and reported as discontinued operation for all periods in accordance with ASC 205-20 “Discontinued Operations”. Following are revenues, loss from discontinued operation for three months ended March 31, 2012 and 2011:

	For Three Months Ended March 31,
	2012	2011
Revenue	$-	$583,276
Costs and expenses	-	705,661
(Loss) income from discontinued operation	$-	$(122,385)

(d) Disposition of Vessel Bodar

On September 15, 2011, the Company signed a Memorandum of Agreement (“MOA”) with Maritime Delivery Inc. (“Buyer”) to sell the vessel Bodar for a cash consideration of $3,550,823. The vessel Bodar was delivered to the buyer on September 30, 2011. The revenues and expenses related to the operations of Bodar have been segregated from continuing operations and reported as discontinued operation for all periods in accordance with ASC 205-20 “Discontinued Operations”. Following are revenues, income from discontinued operation for three months ended March 31, 2012 and 2011:

	For Three Months Ended March 31,
	2012	2011
Revenue	$-	$840,470
Costs and expenses	-	616,216
Income from discontinued operation	$-	$224,254

11.      INCOME TAX

Winland Shipping Co., Limited, Treasure Way Shipping Limited, Kinki International Industrial Limited, Bestline Shipping Limited, Lancrusier Development Co., Limited, Winland International Shipping Co., Limited, Fon Tai Shipping Co., Limited and Won Lee Shipping Co., Limited are incorporated and registered in Hong Kong. All the income derived from these shipping companies and vessels registered in Hong Kong and engaged in undertaking international carriages is exempt from local income tax under the local tax law; there is no income tax expense for the three months ended March 31, 2012 and 2011.

Win Eagle Shipping Co., Limited, Win Ever Shipping Co., Limited, and Win Bright Shipping Co., Limited are incorporated and registered in Valletta, Malta. These three companies obtained tax exemptions from the local governments, so they did not have any tax expense for the three months ended March 31, 2012 and 2010. Winland Dalian Shipping S.A. is incorporated in Panama and registered in Hong Kong. Win Grace Shipping Co., Limited, Win Hope Shipping Co., Limited, Win Moony Shipping Co., Limited are incorporated and registered in Valletta, Malta. Bodar Shipping S.A., Win Moony Shipping S.A., Bao Shun Shipping S.A., Win Bright Shipping S.A. and Win Ever Shipping S.A. are incorporated and registered in Panama. Kin Ki International Industrial Limited is incorporated and registered in BVI. Since these companies are exempt from income tax under the local tax law, they did not have any income tax for the three months ended March 31, 2012 and 2011.

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

11.     INCOME TAX (CONTINUED)

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

DWIS, DWIL and DSON are incorporated under the laws of PRC and subjected by Chinese tax law. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which was effective on January 1, 2008. Under the new CIT Law, the corporate income tax rates applicable to DWIS, DSON and DWIL are 25% starting from January 1, 2008. The income tax expenses of the VIEs are separately presented in the income from discontinued operations. See Note 10, Discontinued Operations, for a discussion relating these reclassifications.

12.     SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of March 31, 2012, reviews the results of the operating segments when making decisions about allocating resources and assessing performance. The segments are: (1) dry bulk shipping and (2) chartering brokerage.

The Company's segment information for the three months ended March 31, 2012 and as of March 31, 2011 is as follows:

The Three Months Ended March 31, 2012	Dry Bulk Shipping	Chartering Brokerage	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$5,857,535	$3,114,162	$-	$8,971,697
Intersegment sales	483,383	-	(483,383)	-
Net sales	6,340,918	3,114,162	(483,383)	8,971,697
Costs	5,405,433	2,413,108	(483,383)	7,335,158
Depreciation and amortization	1,602,662	-	-	1,602,662
Other operating expenses	1,687,017	32,428	-	1,719,445
Net income (loss)	$(2,354,194)	$668,626	$-	$(1,685,568)

The Three Months Ended March 31, 2011	Dry Bulk Shipping	Chartering Brokerage	Corporate and Eliminations	Consolidated
Sales to unaffiliated customers	$6,864,676	$4,574,969	$(32,196)	$11,407,449
Intersegment sales	-	268,478	(268,478)	-
Net sales	6,864,676	4,843,447	(300,674)	11,407,449
Costs	4,158,387	4,001,340	(300,674)	7,859,053
Depreciation and amortization	1,632,189	94	-	1,632,283
Other operating expenses	1,008,800	71,930	53,277	1,134,007
Income (Loss) from discontinued operations	35,868	-	-	35,868
Net income (loss)	$101,168	$770,083	$(53,227)	$817,974

WINLAND OCEAN SHIPPING CORPORATION

(FORMERLY WINLAND ONLINE SHIPPING HOLDINGS CORPORATION)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

12.     SEGMENT INFORMATION (CONTINUED)

Information for Company’s sales by geographical area for the three months ended March 31, 2012 and 2011 is as follows:

	The Three Months Ended March 31,
	2012	2011
Sales to unaffiliated customers:
Japan, Korea and Russia	$89,717	$3,992,608
PRC (including Hong Kong)	448,585	2,924,873
Southern and Eastern Asia	897,170	2,778,853
Other	7,536,225	1,711,116
Total	$8,971,697	$11,407,449

13.     CONTINGENCIES

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of March 31, 2012, the case is in the process of exchanging documents and evidence for arbitration. The Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded the claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as of March 31, 2012. The insurance underwriter will pay the settlement amount when the case is settled in the future.

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

The Company generated revenue of $84.2 million and net income of $19.1 million in 2008. With the global economic crisis and shipping market downturn since late 2008, our operating revenues in 2009 dropped to $50.2 million with a net loss of $7.0 million. Our operating revenues and net income improved in 2010 with an increase to $59.2 million and $3.1 million, respectively. For fiscal year ended December 31, 2011, our operating revenues and net income were $60.8 million and $3.1 million, respectively. For the three months ended March 31, 2012, our operating revenues and net income were $9.0 million and a loss of $1.7 million, respectively.

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

Recent Developments

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

As of March 31, 2012, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at March 31, 2012 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debt to the Company.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 Compared With the Three Months Ended March 31, 2011 (in U.S. dollars, except otherwise as indicated)

	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	In Amount	In %
Sales revenue	8,971,697	100.0%	11,407,449	100.0%	(2,435,752)	(21.4)%
Vessel operating costs	7,335,158	81.8%	7,859,053	68.9%	(523,895)	(6.7)%
Depreciation and amortization	1,602,662	17.9%	1,632,283	14.3%	(29,621)	(1.8)%
General and administrative	614,918	6.9%	580,901	5.1%	34,017	5.9%
Selling expenses	8,684	0.1%	86,824	0.8%	(78,140)	(90.0)%
Interest expenses	756,683	8.4%	480,648	4.2%	276,035	57.4%
Other expenses	339,160	3.8%	(14,366)	(0.1)%	335,526	(2,460.9)%
Income (loss) from continuing operations	(1,685,568)	(18.8)%	782,106	6.9%	(2,467,674)	(315.5)%
Income (loss) from discontinued operations, net	-	-	35,868	0.3%	(35,868)	(100.0)%
Net income	(1,685,568)	(18.8)%	817,974	7.2%	(2,503,542)	(306.1)%
Weighted average shares outstanding, basic and diluted	195,000,000		195,000,000		-	-
Net income per share, basic and diluted	(0.01)		0.00		(0.01)	(100.0)%

Sales Revenue

Our revenues are derived from the operation of dry bulking shipping services and chartering brokerage services.  Of the total revenues, dry bulk shipping and chartering brokerage contributed 65% and 35% for the three months ended March 31, 2012, respectively, compared with 60% and 40% for the three months ended March 31, 2011, respectively.

For the three months ended March 31, 2012, total revenues decreased by approximately $2.4 million, or 21.4%, to $9.0 million from $11.4 million for the three months ended March 31, 2011. This decrease evenly crossed over two segments. The revenues generated from the dry bulk shipping segment and chartering brokerage segment dropped $1.0 and $1.5 million, or 15% and 32%, respectively. This decrease in revenues was due to the weak global economic environment, especially the downturn shipping industry during the period. The average Baltic Dry Index (BDI), a leading indicator of the global dry bulk shipping market, declined approximately 55% for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The decline evidenced the challenging business environment.

Vessel Operating Costs

Vessel operating costs included mainly fuel costs, port fees, commissions and crew wages which were incurred in the operation of dry bulk shipping, and vessel chartering costs which were incurred in our chartering brokerage business. For the three months ended March 31, 2012, vessel operating costs decreased by $0.5 million, or 6.7%, to $7.3 million, compared with $7.9 million for the three months ended March 31, 2011. This decrease was mainly in line with our decreased revenues. As percentage of sales revenues, the vessel operating costs increased to 81.8% from 68.9% for the comparable periods. The incline costs were attributed to the increases of 15% in the marine gas oil rate and 27% in intermediate fuel oil rates, which resulted in fuel costs increased significantly. As a main component in vessel operating costs, fuel costs share over 70% of total vessel operating costs historically.

Depreciation and Amortization

For the three months ended March 31, 2012, depreciation of vessels increased by approximately $0.28 million to $1.1 million from $0.8 million for the three months ended March 31, 2011. This  increase is primarily due to the delivery of two new larger vessels in January and May 2011, slightly offset by net effect from disposition of three old small vessels which incurred in the second and third quarter 2011. The amortization of deferred dry dock fees decreased by $0.31 million for the three months ended March 31, 2012 to $0.5 million from $0.8 million for the three months ended March 31, 2011. This decrease was primarily attributable to the certain vessels that have changed their flag registrations to jurisdictions which have fewer dry dock requirements.

General and Administrative

General and administrative expenses, which included mainly wages, travel expenses, public relations, office leasing and professional service fees, slightly increased by approximately $0.03 million, or 5.9%, to $0.61 million for the three months ended March 31, 2012, from $0.58 million for the three months ended March 31, 2011. This increase was primarily due to increases in wages.

Selling Expenses

Selling expenses consisted of commissions paid to promote our dry bulk shipping and chartering brokerage businesses. For the three months ended March 31, 2012, selling expenses decreased by $0.08 million, or 90%, to $0.01 million from $0.09. The decrease was due to the commission based new businesses were promoted less in the current year.

Interest Expenses

Interest expenses increased by approximately $0.3 million, or 57.4%, to $0.8 million for the three months ended March 31, 2012, compared with approximately $0.5 million for the three months ended March 31, 2011. This  increase is primarily due to the weighted average interest rate for the long-term loans increased to 2.17% from 1.99% for the comparable periods.

Other Expenses

Other expenses were $0.3 million for the three months ended March 31, 2012, compared with other income of $0.01 million for the three months ended March 31, 2011. This reflected an accumulated effect on our miscellaneous transactions.

Income (Loss) from Continuing Operations

Loss from continuing operations was $1.7 million for the three months ended March 31, 2012, compared with income from continuing operations of $0.8 million for the three months ended March 31, 2011. This decrease was primarily attributable to a decrease in revenues which were typically impacted by the weak global shipping industry, as well as increases in interest and depreciation, offset by decreased vessel operating cost and amortization costs.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $0.04 million for the three months ended March 31, 2011, which consisted of discontinued operations of our former VIEs (DWIS, DWIL and DSON) during the period of January 1, 2011 to February 16, 2011 and discontinued operations of the three old vessels for the three months ended March 31, 2011.

Net Income

For the three months ended March 31, 2012, net income decreased by approximately $2.5 million, or 306.1%, to a loss of $1.7 million from an income of $0.8 million for the three months ended March 31, 2011. This decrease was primarily attributable to a decline in income from continuing operations of $2.6 million which resulted from less sales revenues generated in current reporting period.

As a percentage of revenue, net income was (18.8)% compared with 6.2% for the three months ended March 31, 2012 and 2011, respectively. The drop fall was mainly due to the significant decreases in income from continuing operations which reflected the continuing volatility in the global shipping market.

Net Income Per Share

For both basic and diluted shares, net loss per share was $0.01 for the three months ended March 31, 2012. It was zero for the comparable period in 2011.  There was not a change on weighted average shares for comparable periods.

Liquidity and Capital Resources

Working Capital

We had a working capital deficit of approximately $18.5 million at March 31, 2012 as compared to a working capital deficit of approximately $16.3 million at December 31, 2011. This deficit is principally attributable to cash spending on the continuing operation in a loss.

Since the onset of the global financial crisis in late 2008, the shipping industry has undergone a downturn and the Company has faced various challenges in the shipping market. To improve the Company’s operations, we have developed expanding market strategies of utilizing new vessels and chartering more time charter businesses. We have also initiated cost control strategies of cutting vessel management costs as well as general management costs to improve profitability. With these efforts, the decline of our revenues was limited to 32.3%, outperforming the average BDI, the well known indicator of dry bulk shipping market which declined 55% for the comparable periods. We have carried out our strategies to collect outstanding balances while maintaining strong business relationships with our customers. We have also negotiated (and continue to negotiate) with our vendors to extend our credit terms.

In January and May 2011, two new vessels were placed into operation. We believe these new vessels will continue to contribute to our revenues and improve our cash flows.

On February 16, 2011, we disposed of our former VIEs (DWIS, DWIL and DSON). Upon the disposition, we focused on our core business and our operation was improved.

To improve liquidity, the Company has maintained the commitments from certain shareholders and related parties to provide working capital to the Company, if needed, in the form of notes payable or personal loans. We believe our working capital will increase and our liquidity will be improved. We also believe the Company has sufficient cash to sustain operations for the next 12 months.

Operating Activities

Net cash of $2.7 million and $1.9 million was used in and provided by operating activities for the three months ended March 31, 2012and 2011, respectively. The decline in cash flows from operating activities is principally due to our weak continuing operations result, decreases in advance from customer and increases in accounts payable, offset by decreased inventory level.

Investing Activities

Net cash of $0.7 million and $5.7 million provided by and used in investing activities for the three months ended March 31, 2012and 2011, respectively. For the three months ended March 31, 2012, the cash from investing activities was the loan payment from the related parties. For the three months ended March 31, 2011, we made $5.9 million in payments to build new vessels.

Financing Activities

Net cash used in our financing activities was $0.4 million for the three months ended March 31, 2012. This amount was attributable to repayments of long-term loans and long-term notes payable of $1.5 million and $1.1 million, respectively, offset by proceeds from related parties of $2.2 million.

For the three months ended March 31, 2011, net cash provided by financing activities was $0.2 million and was mainly attributable to proceeds from related parties of $1.9 million, offset by repayments of long-term loans and long-term notes of $1.5 million and $0.3 million, respectively.

Capital Expenditures

We will expend some capital on expanding bareboat charting and long-term chartering business. Other major capital expenditures will consist of funding dry dockings of our fleet to preserve the quality of our vessels and funding to comply with international shipping standards and environmental laws and regulations during the next 12 months.

Capital Resources

We intend to finance our capital expenditures mainly from cash flows from our continuing operations as well as notes payable and personal loans, if needed. We believe that cash flows from our operations will be improved as two new vessels commenced operations in January and May 2011. We believe that existing cash and resources from our credit facilities are sufficient to meet our projected operating requirements during the next 12 months.

Material Commitments/Tabular Disclosure of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term loans obligations	44,741,764	5,689,730	10,034,552	10,034,552	18,982,930
Long-term notes payable obligations	13,506,735	3,827,500	6,670,955	3,008,280	-
Non-cancelable leases obligations	73,191	59,389	13,802	-	-

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities.

As of March 31, 2012, the Company’s debt consisted of $44,7 million in long-term loans at various margins above the LIBOR. For the three months ended March 31, 2012, actual interest rates on the outstanding debt ranged from 1.97% to 2.44%. The weighted average interest rate was 2.17%.

Foreign Currency and Exchange Rate Risk

The shipping industry’s functional currency is the U.S. dollar. The Company generates a majority of its revenues in U.S. dollars. The majority of the Company’s operating expenses are in U.S. dollars, and the majority of the Company’s investing and all of its financing activities are in U.S. dollars.  The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its operating, investing and financing activities. For the three months ended March 31, 2012, the exchange rate for the Renminbi against the U.S. dollar was in the range of RMB6.2635 to RM6.3356 against USD1.00. The moving average translation rate was RMB6.2976 against USD1.00.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company signed a voyage charter contract with Sinoriches Global Ltd. on June 11, 2007. The Company canceled the contract on June 18, 2007. Sinoriches Global Ltd. filed an arbitration claim of $501,640 including interest for the dispute. As of March 31, 2012, the case is in the process of exchanging documents and evidence for arbitration. The Company intends to vigorously defend this action, and the Company does not believe the case will result in a significant unfavorable outcome.

In 2009, the Company recorded a claim in connection with an oil pollution accident that occurred in Korea in 2006 as other expenses. The case has not been settled as of March 31, 2012. We believe the insured underwriter will cover the settlement amount when the case is settled in the future.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

WINLAND OCEAN SHIPPING CORP.

Date: May 14, 2012	By:	/s/ Xue Ying
	Name:	Xue Ying
	Its:	Chief Executive Officer, Principal Executive
Officer,
Secretary and Director

Date: May 14, 2012	By:	/s/ Jing Yan
	Name:	Jing Yan
	Its:	Chief Financial Officer, Principal Financial
and
Accounting Officer

